Form 10-Q
period 1995-09-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1995-11-06
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1995

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition  period from                         to




                 Commission file number          0-16817


                    Krupp Insured Plus-II Limited Partnership


              Massachusetts                                   04-2955007
  (State or other jurisdiction of                          (IRS employer
  incorporation or organization)                        identification no.)
  470 Atlantic Avenue, Boston, Massachusetts                       02210
  (Address of principal executive offices)                    (Zip Code)


                                 (617) 423-2233
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

                         PART I.  FINANCIAL INFORMATION

  Item 1.     FINANCIAL STATEMENTS

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                ASSETS

                                                               September 30,   December 31,
                                                                   1995            1994

            Participating Insured Mortgages ("PIMs") (Note 2)  $153,213,749    $154,042,671
            Mortgage-Backed Securities ("MBS") (Note 3)          44,138,503      45,499,166

              Total mortgage investments                        197,352,252     199,541,837

            Cash and cash equivalents                             5,632,750       5,453,210
            Other investment (Note 1)                               491,107          -
            Interest receivable and other assets                  1,949,162       2,183,929
            Prepaid acquisitions expenses, net of
             accumulated amortization of $6,623,231 and
             $5,629,220, respectively                             5,545,646       6,539,657
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,102,994 and
             $1,787,147, respectively                             1,662,602       1,978,449

                  Total assets                                 $212,633,519    $215,697,082

                                      LIABILITIES AND PARTNERS' EQUITY


            Liabilities                                        $     22,438    $     15,394

            Partners' equity (deficit) (Note 4):

              Limited Partners
               (14,655,512 Limited Partner interests
               outstanding)                                     212,751,192     215,786,604
              General Partners                                     (140,111)       (104,916)

                Total Partners' equity                          212,611,081     215,681,688

                Total liabilities and Partners' equity         $212,633,519    $215,697,082

                                   The accompanying notes are an integral
                                      part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP
                                         STATEMENTS OF INCOME

                                        For the Three Months Ended   For the Nine Months Ended
                                               September 30,                September 30,

                                            1995          1994           1995          1994

     Revenues:
       Interest income - PIMs:
         Base interest                  $3,035,989    $3,566,486     $ 9,153,682   $ 9,959,471
         Participation interest             95,283       861,319         249,812     1,108,519
       Interest income - MBS               893,700       925,650       2,699,414     3,140,128
       Other interest income                86,636        60,294         254,452       243,484

            Total revenues               4,111,608     5,413,749      12,357,360    14,451,602

     Expenses:
       Asset management fee to an
        affiliate                          374,401       401,390       1,115,092     1,201,267
       Expense reimbursements to
        affiliates                          62,082       129,996         186,246       389,988
       Amortization of prepaid expenses
         and fees                          436,619       462,059       1,309,858     1,392,799
       General and administrative           65,044        36,186         184,081       146,660

            Total expenses                 938,146     1,029,631       2,795,277     3,130,714

     Net income                         $3,173,462    $4,384,118     $ 9,562,083   $11,320,888

     Allocation of net income (Note 4):

       Limited Partners                 $3,078,259    $4,252,594     $ 9,275,221   $10,981,261

       Average net income per Limited
        Partner interest (14,655,512
        Limited Partner interests
        outstanding)                    $      .21    $      .29     $       .63   $       .75

       General Partners                 $   95,203    $  131,524     $   286,862   $   339,627

                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                For the Nine Months Ended
                                                                      September 30,

                                                                  1995            1994
     Operating activities:
       Net income                                             $ 9,562,083     $ 11,320,888
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of other investment discount                   (920)          -
         Amortization of prepaid expenses and fees              1,309,858        1,392,799
         Shared appreciation income                                -              (737,235)
         Changes in assets and liabilities:
           Decrease in interest receivable and
            other assets                                          234,767          173,496
           Increase in liabilities                                  7,044            3,044

               Net cash provided by operating activities       11,112,832       12,152,992

     Investing activities:
       Principal collections on PIMs                              828,922          790,796
       Principal collections on MBS                             1,360,663        5,403,382
       Other investment                                          (490,187)          -
       PIM prepayment including shared appreciation
        income of $737,235                                          -           11,863,000
       Investment in MBS                                            -             (139,480)

               Net cash provided by investing activities        1,699,398       17,917,698

     Financing activities:
       Quarterly distributions                                (12,632,690)     (17,984,690)
       Special distributions                                        -           (5,129,430)

               Net cash used for financing activities         (12,632,690)     (23,114,120)

     Net increase in cash and cash equivalents                    179,540        6,956,570

     Cash and cash equivalents, beginning of period             5,453,210       10,395,094

     Cash and cash equivalents, end of period                 $ 5,632,750     $ 17,351,664

                                The accompanying notes are an integral
                                   part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
  1.   Accounting Policies
       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-II Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.
       The results of operations for the three and nine months ended September 30, 1995 are not indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

       Other Investment

       Other investment consists of a banker's acceptance with an original maturity greater than three months. The Partnership carries the other investment at amortized cost, which approximates fair value, due to the short period of time to maturity.

       Reclassification

       Certain prior period balances have been reclassified to be consistent with current year presentation.

  2.   PIMs
       On June 28, 1995, the Partnership entered into a temporary interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the interest rate will decrease from 8% per annum to 6.25% per annum for thirty months, then increase to 6.75% per annum for the following thirty-six month period and then increase to the original interest rate of 8% per annum. The difference between interest at the original interest rate and the reduced interest rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation interest to the Partnership. Also under the agreement, the base level for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.
                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS, Continued

  3.   MBS

       At September 30, 1995, the Partnership's MBS portfolio has a market value of approximately $44,808,000 and unrealized gains and losses of approximately $1,027,000 and $358,000, respectively, and maturities ranging from 2007 to 2033.

  4.   Changes in Partners' Equity

       A summary of changes in Partners' Equity for the nine months ended September 30, 1995 is as follows:

                                                                                    Total
                                                     Limited      General          Partners'
                                                     Partners     Partners          Equity

              Balance at December 31, 1994        $215,786,604    $(104,916)     $215,681,688

              Net income                             9,275,221      286,862         9,562,083

              Quarterly distributions              (12,310,633)    (322,057)      (12,632,690)

              Balance at September 30, 1995       $212,751,192    $(140,111)     $212,611,081

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

       The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.1 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections, as a result the capital resources of the Partnership will continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors.

       Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate both on a short and long term basis. However, in the event of a PIM prepayment the Partnership would distribute any proceeds from the prepayment as a special distribution and adjust the distribution rate to reflect the anticipated future cash inflows from the remaining mortgages. The General Partners do not anticipate any PIMs prepaying in the near future.

  Assessment of Credit Risk

       The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

       FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

       Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined in Section 17 of the Partnership Agreement, and the source of cash distributions for the nine months ended September 30, 1995 and the period from inception to September 30, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                             (amounts in thousands, except
                                                                  per Unit amounts)
                                                       Nine Months Ended    Inception through
                                                       September 30, 1995   September 30, 1995
          Distributable Cash Flow:
          Income for tax purposes                            $10,414            $137,453
          Items not requiring (not providing)
           the use of operating funds:
            Amortization of prepaid expenses,
             fees and organization costs                         458               6,229
            Acquisition expenses paid from offering
             proceeds charged to operations                     -                    690
            Shared appreciation income                          -                 (2,001)
            Gain on sale of MBS                                 -                   (377)

          Total Distributable Cash Flow ("DCF")              $10,872            $141,994
          Limited Partners Share of DCF                      $10,546            $137,734

          Limited Partners Share of DCF per Unit             $   .72            $   9.40 (b)
          General Partners Share of DCF                      $   326            $  4,260

          Net Proceeds from Capital Transactions:
          Principal collections on PIMs and PIM sale
           proceeds including Shared Appreciation Income     $   829            $ 46,418
          Principal collections on MBS and MBS sale proceeds   1,361              58,487
          Reinvestment of MBS and PIM principal
           collections and sale proceeds                        -                (41,994)
          Gain on sale of MBS                                   -                    377
          Total Net Proceeds from Capital Transactions       $ 2,190            $ 63,288

          Cash available for distribution

            (DCF plus proceeds from Capital Transactions)    $13,062            $205,282

          Distributions:
            Limited Partners                                 $12,311 (a)        $197,579 (a)
            Limited Partners Average per Unit                $   .84 (a)        $  13.48 (a)(b)

            General Partners                                 $   327 (a)        $  4,261 (a)
              Total Distributions                            $12,638            $201,840

       (a)  Includes an estimate of the November 1995 distribution.
       (b)  Limited  Partners  average  per  Unit  return  of  capital  as  of
            November 1995 is $4.08 [$13.48 - $9.40]. Return of capital represents that portion of distributions which is not funded from

            DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.
  Operations

       The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 1995 and 1994 (amounts in thousands).

                                             For the Three Months     For the Nine Months
                                             Ended September 30,       Ended September 30,

                                              1995         1994         1995           1994

      Interest income on PIMs:
        Base interest                        $3,036        $3,566      $ 9,154        $ 9,959
        Shared Income and Minimum
         Additional interest                     96           125          250            372
      Interest income on MBS                    893           926        2,699          3,140
      Other interest income                      86            60          254            243
      Partnership expenses                     (501)         (568)      (1,485)        (1,737)

        Distributable Cash Flow               3,610         4,109       10,872         11,977

      Shared Appreciation Interest              -             737          -              737

      Amortization of prepaid fees
       and expenses                            (437)         (462)      (1,310)        (1,393)

        Net income                           $3,173        $4,384      $ 9,562        $11,321

   Net income decreased for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 due primarily to the payoff of the Mediterranean Village PIM of $11 million in September 1994, which caused a decrease in base interest income on PIMs in 1995 and provided $250,000 of Shared Income and Minimum Additional Interest and $611,000 of Shared Appreciation Interest in 1994. During the second quarter of 1994, the Partnership received $240,000 of participation interest income from the Longwood Villas PIM consisting of $126,000 of Shared Appreciation Interest and $114,000 of Shared Income and Minimum Additional Interest. Interest income on MBS declined during the three and nine months ended September 30, 1995 versus the corresponding periods in 1994 as a result of the significant prepayments that occurred during the first half of 1994, which reduced the outstanding MBS balance. Net income benefitted in 1995, as compared to 1994, from lower Partnership expenses resulting from lower expenses reimbursements to affiliates and lower asset management fees due to a declining asset base.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings
              Response:  None

   Item 2.    Changes in Securities
              Response:  None

   Item 3.    Defaults upon Senior Securities
              Response:  None

   Item 4.    Submission of Matters to a Vote Security Holders
              Response:  None

   Item 5.    Other information
              Response:  None

   Item 6.    Exhibits and Reports on Form 8-K
              Response:  None

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Krupp Insured Plus-II Limited Partnership
                                                      (Registrant)



                             BY:     /s/Robert A. Barrows
                                     Robert A. Barrows
                                     Treasurer and Chief Accounting Officer of
                                     Krupp Plus Corporation, a General Partner
                                     of the Registrant.


   Date:  October 24, 1995