Form 10-K
period 1995-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1996-03-28
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (Mark One)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended       December 31, 1995

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                  to

              Commission file number                0-16817
                    Krupp Insured Plus-II Limited Partnership
             (Exact name of registrant as specified in its charter)

  Massachusetts                                   04-2955007
  (State or other jurisdiction of              (IRS Employer
  incorporation or organization)               Identification No.)


  470 Atlantic Avenue, Boston, Massachusetts          02210
  (Address of principal executive offices)            (Zip Code)

  (Registrant's telephone number, including area code)   (617) 423-2233

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:
  Units of Depositary Receipts representing
  Units of Limited Partner Interests

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

  Aggregate market value of voting securities held by non-affiliates: Not applicable, as securities are non-voting.

  Documents incorporated by reference: See Part IV, Item 14

  The exhibit index is located on pages 9-14.

                                     PART I

  ITEM 1.     BUSINESS

      Krupp Insured Plus-II Limited Partnership (the "Partnership") is a Massachusetts limited partnership which was formed on October 29, 1986. The Partnership raised approximately $292 million through a public offering of limited partner interests evidenced by units of depositary receipts ("Units") and used the investable proceeds primarily to acquire participating insured mortgages ("PIMs") and mortgage-backed securities ("MBS"). The Partnership considers itself to be engaged only in the industry segment of investment in mortgages.

      The Partnership's investments in PIMs on multi-family residential properties consist of a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing programs of the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Department of Housing and Urban Development ("HUD"). PIMs provide the Partnership with monthly payments of principal and interest and also provide for Partnership participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property. The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

      The Partnership also acquired MBS and insured mortgages collateralized by single-family or multi-family mortgage loans issued or originated by GNMA, FNMA, HUD or the Federal Home Loan Mortgage Corporation ("FHLMC"). FNMA and FHLMC guarantee the principal and basic interest of the FNMA and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS, and HUD insures the pooled mortgage loans underlying the GNMA MBS and its own direct mortgage loans.

      Although the Partnership will terminate no later than December 31, 2026 it is expected that the value of the PIMs generally will be realized by the Partnership through repayment or sale as early as ten years from the dates of the closings of the permanent loans and that the Partnership will realize the value of all of its other investments within that time frame thereby resulting in a dissolution of the Partnership significantly prior to December 31, 2026.

      The Partnership's investments are not expected to be subject to seasonal fluctuations. Any ultimate realization of the participation features of the PIMs are subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the properties and provide adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

      The  requirements  for   compliance  with  federal,   state  and   local
  regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect is anticipated in the future.

      As of December 31, 1995, there were no personnel directly employed by the Partnership.

  ITEM 2.     PROPERTIES

      None

  ITEM 3.     LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

  ITEM 5.     MARKET   FOR  THE   REGISTRANT'S  COMMON   EQUITY  AND   RELATED
              STOCKHOLDER MATTERS

      There currently is no established trading market for the Units.

      The number of investors holding Units as of December 31, 1995 was approximately 15,000. One of the objectives of the Partnership is to provide quarterly distributions of cash flows generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to realization and payout of the existing mortgages.

      The   Partnership  made  the   following  distributions,   in  quarterly
  installments, and special distributions, to its Partners during the two years ended December 31, 1995 and 1994:

                                                 1995                   1994
                                           Amount    Per Unit     Amount    Per Unit

          Quarterly Distributions:
              Limited Partners          $16,414,173   $1.12    $21,738,336   $1.48
              General Partners              430,359                476,952

                                         16,844,532             22,215,288

          Special Distributions:
              Limited Partners               -                  17,293,504   $1.18

          Total Distributions           $16,844,532            $39,508,792

  ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8, (Appendix A) of this report, respectively.

                                  1995           1994          1993           1992        1991

     Total revenues           $ 16,366,468   $ 18,874,358  $ 19,209,240  $ 20,151,063 $20,530,707

     Net income                 12,656,200     14,147,772    14,525,508    15,501,205  15,993,961

     Net income allocated to:

       Limited Partners         12,276,514     13,723,339    14,089,743    15,036,169  15,514,142
       Average per Unit                .84            .94           .96          1.03        1.06
       General Partners            379,686        424,433       435,765       465,036     479,819


       Total assets at
        December 31            212,789,466    215,697,082   241,054,891   253,077,218  261,583,204

     Distributions to:
       Limited Partners
        Quarterly               16,414,173     21,738,336    23,432,667    23,464,971   23,448,804
        Average per Unit              1.12           1.48          1.60          1.60         1.60

        Special                      -         17,293,504     2,637,993          -            -

        Average per Unit                             1.18           .18          -            -

       General Partners            430,359        476,952       472,189       542,367       526,020

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution.

      Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate for the foreseeable future. However, in the event of PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

  For the first five years of the PIMs the borrowers are prohibited from repaying. For the second five years, the borrower can repay the loans incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity, if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

  Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by GNMA, FNMA, FHLMC and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

      FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined in Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1995 and the period from inception to December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. (Amounts in thousands, except per Unit amounts)

                                                                                    Inception
                                                                  Year Ended      Through
                                                                   12/31/95        12/31/95
            Distributable Cash Flow:

            Income for tax purposes                                 $12,732       $139,771

            Items not requiring (not providing) the use of
             operating funds:
              Amortization of prepaid expenses, fees and
               organization costs                                    1,671           7,442
              Acquisition expenses paid from offering
               proceeds charged to operations                           -              690
              Shared appreciation income/prepayment penalties           -           (2,001)
              Gain on sale of MBS                                       -             (377)

            Total Distributable Cash Flow ("DCF")                   $14,403       $145,525

            Limited Partners Share of DCF                           $13,971       $141,159

            Limited Partners Share of DCF per Unit                  $   .95       $   9.63

            General Partners Share of DCF                           $   432       $  4,366

            Net Proceeds from Capital Transactions:

            Principal collections on PIMs and PIM sale proceeds
             including Shared Appreciation Income/Prepayment
             Penalties                                              $ 1,113       $ 46,702
            Principal collections on MBS and MBS sale proceeds        2,155         59,281
            Reinvestment of MBS and PIM principal collections
             and sale proceeds                                           28        (41,966)
            Gain on sale of MBS                                         -              377

            Total Net Proceeds from Capital Transactions            $ 3,296       $ 64,394

            Cash available for distribution

            (DCF plus proceeds from Capital Transactions)           $17,699       $209,919

            Distributions:

              Limited Partners                                      $16,414(a)    $201,682(b)

              Limited Partners Average per Unit                     $  1.12(a)    $  13.76(b)(c)

              General Partners                                      $   432(a)    $  4,366(b)

                    Total Distributions                             $16,846       $206,048

  (a) Represents all distributions paid in 1995 except the February 1995 distribution and includes an estimate of the distribution to be paid in February 1996.
  (b)   Includes an estimate of the distribution to be paid in February 1996.

  (c) Limited Partners average per Unit return of capital as of February 1996 is $4.13 [$13.76 - $9.63] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1995, 1994 and 1993.

                                                          (Amounts in thousands)
                                                    1995         1994          1993
              Interest income on PIMs:
                Base interest                     $12,198       $13,109       $13,774
                Participation interest received       250           271            67
              Interest income on MBS
               and insured mortgages                3,573         4,031         3,908
              Other interest income                   346           374           377
              Partnership expenses                 (1,964)       (2,335)       (2,446)

              Distributable Cash Flow              14,403        15,450        15,680

              Gain on sale of MBS                    -             -              377
              Shared Appreciation Income/
               Prepayment Penalties                  -              988           238
              Accrued Participation interest
               income                                -              102           469
              Amortization of prepaid fees,
               expenses and organization costs     (1,747)       (2,392)       (2,238)

                  Net Income                      $12,656       $14,148       $14,526

       Net income decreased approximately $1,492,000 during 1995 as compared to 1994 due primarily to lower interest income that resulted from a reduction in the invested assets in the Partnership. The reduction in assets was a result of a payoff of the Mediterranean Village PIM during September 1994. Subsequently, a special distribution was made from the Partnership using the payoff proceeds and a portion of the available cash. The decline in net income from 1994 to 1995 is also related to participation income recognized in 1994 from the payoff of the Mediterranean Village PIM and the payment of participation income related to the Longwood Villas PIM which together totalled approximately $1.1 million. Interest income on MBS decreased in 1995 versus 1994 and will continue to decline as principal collections decrease the Partnership's MBS portfolio. The Partnership will continue to see a decline in base interest income on its PIMs based on the amortization of the underlying mortgages. Expenses decreased approximately $1,017,000 in 1995 versus 1994 primarily resulting from reduced amortization expense. As a result of the repayment of the Mediterranean Village PIM, the Partnership fully amortized its associated prepaid fees and expenses which increased amortization expense in 1994 as compared to 1995. During 1995, the Partnership experienced a decrease in expense reimbursements to affiliates and a decrease in the asset management fee due to declining asset base as compared to 1994.

       The Partnership's net income for 1994 declined as compared to 1993, primarily because net income in 1993 included a $377,000 gain on the sale of
  MBS. Overall, total interest income did not change significantly from 1993 to 1994. However, payoffs of the Fox Valley and Pinecrest PIMs in 1993 and the Mediterranean Village PIM in 1994 resulted in lower interest income on PIMs in 1994 as compared to 1993. Participation income increased significantly in 1994 as compared to 1993 due primarily to the participation income provided from the Mediterranean Village PIM payoff and the payment of participation income from the Longwood Villas PIM. The Partnership saw an increase in interest income on MBS in 1994 versus 1993 due primarily to the reinvestment of the proceeds from the payoff of the Fox Valley PIM in MBS. The Partnership's expenses did not change significantly from 1993 to 1994, because the Partnership fully amortized certain prepaid fees and expenses associated with the PIMs that paid off during each of these years.

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Appendix A to this report.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership, which is the other General Partner of the Partnership, is as follows:

                                          Position with
            Name and Age                  Krupp Plus Corporation

            Douglas Krupp (49)            Co-Chairman of the Board
            George Krupp (51)             Co-Chairman of the Board
            Laurence Gerber (39)          President
            Peter F. Donovan (42)         Senior Vice President
            Robert A. Barrows (38)        Vice President and Treasurer

     Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-
  BRI).

     George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $3 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

     Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and a Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

     Peter F. Donovan is President of Berkshire Mortgage Finance and directs the underwriting, servicing and asset management of a $2.5 billion multi-family loan portfolio. Previously, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all mortgage originations. Before joining the firm in 1984, he was Second Vice
  President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

     Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

  ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1995, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,655,412 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is contained in Note F to the Partnership's Notes To Financial Statements presented in Appendix A to this report.

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1.   Financial  Statements  -  see  Index  to  Financial  Statements  and
          Schedule included under Item 8, Appendix A, page F-2 to this report.

          2. Financial Statement Schedule - see Index to Financial Statements and Schedule included under Item 8, Appendix A, page F-2 to this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

  (b)     Exhibits:

          Number and Description
          Under Regulation S-K

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

          (4) Instruments defining the rights of security holders including indentures:

               (4.1) Amended and Restated Agreement of Limited Partnership dated as of May 29, 1987 [Exhibit A to Prospectus included in Post Effective Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-
                            9889)].*

               (4.2) Second Amendment to Agreement of Limited Partnership dated as of June 17, 1987 [Exhibit 4.6 in Post Effective Amendment No. l of Registrant's Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-9889)].*

               (4.3) Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Amended and Restated Agreement of Limited Partnership [Exhibit D to Prospectus included in Post Effective Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-9889)].*

               (4.4) Copy of Amended Certificate of Limited Partnership filed with the Massachusetts Secretary of State on April 28, 1987. [Exhibit 4.4 in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated May 14, 1987 (File No. 33-9889)].*

          (10) Material Contracts:

               (10.1) Form of agreement between the Partnership and Krupp Mortgage Corporation. [Exhibit 10.3 in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated May 14, 1987 (File No. 33-9889)].*

               Colonial Park Apartments

               (10.2) Prospectus for GNMA Pool No. 248521 (PL). [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               (10.3) Subordinated Open-End Multi-Family Mortgage (including Subordinated Promissory Note) dated March 30, 1988 between Euclid Creek Company, and York Associates, Inc. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               (10.4) Assignment of Subordinated Mortgage dated March 30, 1988 between York Associates, Inc. and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               Westbrook Manor Apartments

               (10.5) Prospectus for GNMA Pool No. 256059 (PL). [Exhibit 19.6 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               (10.6) Subordinated Multi-Family Deed of Trust (including Subordinated Promissory Note) dated April 19, 1988 between Wiston XXIII Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.7 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               Lakeside Apartments

               (10.7) Prospectus for GNMA Pool No. 255955. [Exhibit 19.8 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               (10.8) Subordinated Multi-Family Deed of Trust (including Subordinated Promissory Note) dated May 5, 1988 between Lakeside Apartments Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               Le Coeur du Monde Apartments

               (10.9) Prospectus for GNMA Pools No. 257721 (CS) and 257722 (PN). [Exhibit 19.10 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 File No. 0-16817)].*

               (10.10) Subordinated Multi-Family Open-End Deed of Trust (including Subordinated Promissory Note) dated May 11, 1988 between Le Coeur du Monde Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.11 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               Harbor House Apartments

               (10.11) Prospectus for GNMA Pools No. 257723 (CS) and 257724 (PN). [Exhibit 19.12 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               (10.12) Subordinated Multi-family Mortgage (including Subordinated Promissory Note) dated May 11, 1988 between Harbor House Apartment Homes Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               Fallwood Apartments

               (10.13) Prospectus for GNMA Pool No. 260300 (PL). [Exhibit 19.14 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               (10.14) Multifamily Mortgage (including Subordinated Promissory Note) dated June 23, 1988 between Wiston XVIII Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.15 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               Greenbrier Apartments

               (10.15) Prospectus for GNMA Pool No. 260301 (PL). [Exhibit 19.16 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               (10.16) Multifamily Mortgage (including Subordinated Promissory Note) dated August 16, 1988 between Wiston XVI Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit
                            19.17 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               Country Meadows Apartments

               (10.17) Prospectus for GNMA Pools No. 260733 (CL) and 260734 (PN). [Exhibit 19.18 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               (10.18) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 15, 1988 between Country Meadows Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.19 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               Pine Ridge Apartments

               (10.19)      Prospectus for GNMA Pool No. 259436(PL).  [Exhibit
                            10.27 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)]*

               (10.20) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated October 18, 1988 between LaSalle National Bank and Krupp Insured Plus-II Limited Partnership. [Exhibit
                            10.28 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)]*

               Denrich Apartments

               (10.21) Prospectus for GNMA Pool No. 267075 (PL). [Exhibit 10.29 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)].*

               (10.22) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated November 3, 1988 between Arthur J. Stagnaro and Krupp Insured Plus-II Limited Partnership. [Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)].*

               (10.23) Modification Agreement dated June 28, 1995 between Arthur J. Stagnaro and Krupp Insured Plus-II Limited Partnership [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-16817)].*

               The Greenhouse

               (10.24) Prospectus for GNMA Pools No. 259233(CS) and 259234(PN) [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

               (10.25) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated January 5, 1989 between Farnam Associates Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

               Walden Village Apartments

               (10.26) Subordinated Multifamily Open-End Mortgage (including Subordinated Promissory Note) dated February 23, 1989 between The Walden Village Limited Partnership and Krupp Insured Plus-II
                            Limited   Partnership.       [Exhibit   19.3    to
                            Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

               (10.27) Participation Agreement dated February 23, 1989 between The Centralbanc Mortgage Company and Krupp Insured Plus-II Limited Partnership. [Exhibit
                            19.4 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

               Longwood Villas Apartments

               (10.28)      Prospectus for GNMA Pool No. 272539(PL).  [Exhibit
                            19.7 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 (File No. 0-16817)].*

               (10.29) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated March 29, 1989 between Daniel Properties XI Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.8 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 (File No. 0-16817)].*

               (10.30) Guaranty Agreement dated April 19, 1994 between SCA-Florida Holdings (I) Incorporated and Krupp Insured Plus-II Limited Partnership. [Exhibit
                            10.29 to Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16317)]*

               (10.31) Agreement of Release, Assumption and Modification of Subordinated Promissory Note and Subordinated Mortgage by and among Daniel Properties XI Limited Partnership, SCA-Florida Holdings (I) Incorporated and Krupp Insured Plus-II Limited Partnership. [Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16817)].*

               Lily Flagg Station

               (10.32)      Prospectus for GNMA Pool No 272540(PL).   [Exhibit
                            19.9 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 (File No. 0-16817)].*

               (10.33) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) date March 29, 1989 between Daniel Properties I Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 (File No. 0-16817)].*

               Richmond Park Apartments

               (10.34) Prospectus for GNMA Pool No. 260865 (PL) [Exhibit 1 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               (10.35) Subordinated Multifamily Open-Ended Mortgage (including Subordinated Promissory Note) dated July 14, 1989 between Carl Milstein, Trustee, Irwin Obstgarten, Al Simon and Krupp Insured Plus-II Limited Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)]*

               (10.36) Participation Agreement dated July 31, 1989 between Krupp Insured Mortgage Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               Saratoga Apartments

               (10.37) Prospectus for GNMA Pool No. 280643 (Pl) [Exhibit 4 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               (10.38) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 27, 1989 between American National Bank and Trust Company of Chicago, as Trustee and Krupp Insured Mortgage Limited Partnership. [Exhibit 5 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               (10.39) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Mortgage Limited Partnership. [Exhibit 6 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               Carlyle Court

               (10.40)      Prospectus  for FNMA  Pool No.  MX-073004 [Exhibit
                            10.50 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-16817)].*

               (10.41) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Carlyle-XI, L.P. an Indiana limited partnership and Krupp Insured Plus-II Limited Partnership [Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               Hillside Court

               (10.42)      Prospectus  for FNMA  Pool No.  MX-073003 [Exhibit
                            10.52 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               (10.43) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 16, 1989 between Hillside Limited Partnership-IX, an Indiana limited partnership and Krupp Insured
                            Plus-II Limited Partnership [Exhibit 10.53 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               Stanford Court

               (10.44)      Prospectus  for FNMA  Pool No.  MX-073002 [Exhibit
                            10.54 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               (10.45) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Hillside Limited Partnership-IX, an Indiana limited partnership and Krupp Insured
                            Plus-II Limited Partnership [Exhibit 10.55 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               Waterford Court

               (10.46)      Prospectus  for FNMA  Pool No.  MX-073005 [Exhibit
                            10.56 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               (10.47) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Waterford-VIII, an Indiana limited partnership and Krupp Insured Plus-II Limited Partnership [Exhibit 10.57 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

           * Incorporated by reference.

  (c)     Reports on Form 8-K

               During the last quarter of the year ended December 31, 1995, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 1996.

                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            By: Krupp Plus Corporation,
                                a General Partner



                            By: /s/ George Krupp
                                George Krupp, Co-Chairman
                                (Principal Executive Officer) and
                                Director of Krupp Plus Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February, 1996.

  Signatures                                  Title(s)

  /s/ Douglas Krupp                           Co-Chairman (Principal Executive
  Douglas Krupp                               Officer)  and Director  of Krupp
                                              Plus   Corporation,   a  General
                                              Partner

  /s/ George Krupp                            Co-Chairman (Principal Executive
  George Krupp                                Officer)  and Director  of Krupp
                                              Plus   Corporation,  a   General
                                              Partner


  /s/ Laurence Gerber                         President of Krupp Plus
  Laurence Gerber                             Corporation, a General Partner


  /s/ Peter F. Donovan                        Senior Vice President of Krupp
  Peter F. Donovan                            Plus   Corporation,  a   General
                                              Partner


  /s/ Robert A. Barrows                       Treasurer and Chief Accounting
  Robert A. Barrows                           Officer     of    Krupp     Plus
                                              Corporation, a    G e n e r a l
                                              Partner

                                   APPENDIX A

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP




                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1995

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

  Report of Independent Accountants                                        F-3

  Balance Sheets at December 31, 1995 and 1994                             F-4

  Statements of Income for the Years Ended December 31,
  1995, 1994 and 1993                                                      F-5

  Statements of Changes in Partners' Equity for the Years
  Ended December 31, 1995, 1994 and 1993                                   F-6

  Statements of Cash Flows for the Years Ended December 31, 1995,
  1994 and 1993                                                            F-7

  Notes to Financial Statements                                     F-8 - F-14

  Schedule IV - Mortgage Loans on Real Estate                      F-15 - F-18

  All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

  To the Partners of
  Krupp Insured Plus-II Limited Partnership:

          We have audited the financial statements and the financial statement schedule of Krupp Insured Plus-II Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used  and  significant  estimates  made  by  the  General  Partners  of  the
  Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus-II Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                              COOPERS & LYBRAND L.L.P.


  Boston, Massachusetts
  January 27, 1996

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                      December 31, 1995 and 1994


                                                ASSETS
                                                                         1995         1994

      Participating Insured Mortgages ("PIMs") (Notes B, C and H)    $152,929,361  $154,042,671
      Mortgage-Backed Securities and multi-family insured
       mortgages("MBS") (Notes B, D and H)                             44,597,272    45,499,166

          Total mortgage investments                                  197,526,633   199,541,837

      Cash and cash equivalents (Notes B and H)                         5,963,681     5,453,210
      Short-term investment (Note B)                                      498,160        -
      Interest receivable and other assets                              2,029,363     2,183,929
      Prepaid acquisition fees and expenses, net of
       accumulated amortization of $6,954,567 and
       $5,629,220, respectively (Note B)                                5,214,310     6,539,657
      Prepaid participation servicing fees, net of
       accumulated amortization of $2,208,277 and
       $1,787,147, respectively (Note B)                                1,557,319     1,978,449

          Total assets                                               $212,789,466  $215,697,082


                                   LIABILITIES AND PARTNERS' EQUITY


      Liabilities                                                    $     14,760  $     15,394

      Partners' equity (deficit) (Notes A, E and G):

        Limited Partners                                              211,648,945   215,786,604
         (14,655,512 Units outstanding)
        General Partners                                                 (155,589)     (104,916)

        Unrealized gain on MBS (Note B)                                 1,281,350        -

          Total Partners' equity                                      212,774,706   215,681,688

          Total liabilities and Partners' equity                     $212,789,466  $215,697,082

                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME

                         For the Years Ended December 31, 1995, 1994 and 1993


                                                             1995         1994          1993

          Revenues:
            Interest income - PIMs:
              Base interest                              $12,198,330  $13,108,877   $13,773,715
              Participation interest                         249,812    1,360,047       774,033
            Interest income - MBS                          3,572,641    4,031,477     3,908,181
            Other interest income                            345,685      374,137       376,531
            Gain on sale of MBS                               -            -            376,780

                 Total revenues                           16,366,468   18,874,538    19,209,240

          Expenses:
            Asset management fee to an affiliate
             (Note F)                                      1,487,312    1,579,713     1,678,484
            Expense reimbursement to affiliates
             (Note F)                                        227,167      467,986       515,899
            Amortization of prepaid expenses and
             fees (Note B)                                 1,746,477    2,391,571     2,238,305
            General and administrative                       249,312      287,496       251,044

                 Total expenses                            3,710,268    4,726,766     4,683,732

          Net income (Note G)                            $12,656,200  $14,147,772   $14,525,508

          Allocation of net income (Note E):

            Limited Partners                             $12,276,514  $13,723,339   $14,089,743

            Average net income per Limited Partner
             interest                                    $       .84  $       .94   $       .96
             (14,655,512 Limited Partner
             interests outstanding)

            General Partners                             $   379,686  $   424,433   $   435,765

                              The accompanying notes are an integral
                                part of the financial statements.

                                 KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                           For the Years Ended December 31, 1995, 1994 and 1993


                                                                                   Total
                                         Limited        General     Unrealized    Partners'
                                         Partners       Partners       Gains       Equity

        Balance at December 31, 1992    $253,076,022    $ (15,973)  $   -       $253,060,049

        Net income                        14,089,743      435,765       -         14,525,508

        Quarterly distributions          (23,432,667)    (472,189)      -        (23,904,856)

        Special distributions             (2,637,993)        -          -         (2,637,993)

        Balance at December 31, 1993     241,095,105      (52,397)      -        241,042,708

        Net income                        13,723,339      424,433       -         14,147,772

        Quarterly distributions          (21,738,336)    (476,952)      -        (22,215,288)

        Special distributions            (17,293,504)        -          -        (17,293,504)

        Balance at December 31, 1994     215,786,604     (104,916)      -        215,681,688

        Net income                        12,276,514      379,686       -         12,656,200

        Distributions                    (16,414,173)    (430,359)      -        (16,844,532)

        Unrealized gain on MBS                -             -        1,281,350     1,281,350

        Balance at December 31, 1995    $211,648,945    $(155,589)  $1,281,350  $212,774,706

                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                         For the Years Ended December 31, 1995, 1994 and 1993


                                                         1995          1994            1993

     Operating activities:
      Net income                                    $ 12,656,200   $ 14,147,772    $ 14,525,508
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Amortization of short-term investment
          discount                                        (7,973)        -               -
         Amortization of prepaid expenses and
          fees                                         1,746,477      2,391,571       2,238,305
         Shared appreciation income/prepayment
          penalties                                        -           (987,550)       (237,983)
         Gain on sale of MBS                               -             -             (376,780)
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable
            and other assets                             154,566         (3,939)        (24,436)
           Increase (decrease) in liabilities               (634)         3,211          (4,986)

             Net cash provided by operating
               activities                             14,548,636     15,551,065      16,119,628

     Investing activities:
       Short-term investment                            (490,187)        -               -
       Principal collections on MBS                    2,155,335      5,991,565      10,239,935
       Principal collections on PIMs                   1,113,310      1,057,016       1,018,623
       Proceeds from sale of PIM and PIM
        prepayment including shared
        appreciation income of $987,550 and
        $237,983 in 1994 and 1993, respectively           -          12,113,315      14,439,133
       Investment in MBS                                  27,909       (146,053)    (23,383,097)
       Proceeds from sale of MBS                          -              -            7,562,820
       Decrease in other investments                      -              -            2,440,344

             Net cash provided by investing
              activities                               2,806,367     19,015,843      12,317,758

     Financing activities:
       Quarterly distributions                       (16,844,532)   (22,215,288)    (23,904,856)
       Special distributions                              -         (17,293,504)     (2,637,993)

             Net cash used for financing
              activities                             (16,844,532)   (39,508,792)    (26,542,849)

     Net (decrease) increase in cash and
       cash equivalents                                  510,471     (4,941,884)      1,894,537

     Cash and cash equivalents, beginning of year      5,453,210     10,395,094       8,500,557

     Cash and cash equivalents, end of year         $  5,963,681   $  5,453,210    $ 10,395,094

                                 The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                     NOTES TO FINANCIAL STATEMENTS
  A.   Organization

       Krupp Insured Plus-II Limited Partnership (the "Partnership") was formed on October 29, 1986 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership issued all of the General Partner Interests to Krupp Plus Corporation and Mortgage Services Partners Limited Partnership in exchange for capital contributions aggregating $3,000. The Partnership terminates on December 31, 2026, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

       The Partnership commenced the public offering of Units on May 29, 1987 and completed its public offering having sold 14,655,412 Units for $292,176,381 net of purchase volume discounts of $931,859 as of May 27, 1988.

  B.   Significant Accounting Policies

       The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (Note G).

              PIMs

              PIMs are carried at amortized cost as the Partnership has the ability and intention to hold them. Basic interest is recognized based on the stated rate of the Federal Housing Administration ("FHA") first mortgage loan (less the servicer's fee) or the stated coupon rate or reduced rate of the Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") MBS. To the extent interest rate reductions provide for payment of unpaid base interest from surplus cash or the net proceeds from a sale or refinancing, the Partnership will recognize such interest payments as income when received. Participation interest is recognized as earned and when deemed collectible by the Partnership.

              MBS

              At December 31, 1995, the Partnership in accordance with the Financial Accounting Standards Board's Special Report on Statement 115,"Accounting for Certain Investments in Debt and Equity Securities", reclassified its MBS portfolio from held-to-maturity to available-for-sale. The Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. Prior to December 31, 1995, the Partnership carried its MBS portfolio at amortized cost. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

              Cash Equivalents

              Short-term investments represent investments with maturities of three months or less at the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in deposits and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

              Short-term Investment

              Short-term investment consists of a banker's acceptance with an original maturity greater than three months. The Partnership carries the short-term investment at amortized cost, which approximates fair value, due to the short period of time to maturity. The Partnership intends to hold its short-term investment until maturity.

              Prepaid Expenses and Fees

              Prepaid expenses and fees consist of acquisition fees and expenses and participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call date of the underlying mortgage. Acquisition expenses incurred on potential acquisitions which were not consummated were charged to operations.

              The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a Department of Housing and Urban Development ("HUD") loan and at closing if a FNMA loan.

              Income Taxes

              The Partnership is not liable for federal or state income taxes because Partnership income is allocated to the partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income, such change will be reported to the partners.

              Estimates and Assumptions

              The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

  C.   PIMs

       The Partnership has investments  in twenty PIMs.   Of the twenty  PIMs,
       seven   funded  the   construction  of   multi-family  housing.     The
       Partnership's PIMs consist of a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base
       levels.   The  borrower conveys  these  participation features  to  the
       Partnership generally through a subordinated promissory note and mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA
       MBS  and HUD insures the first mortgage loan underlying the GNMA
       MBS and the FHA first mortgage loan.

       The borrower usually cannot prepay the first mortgage loan during the first five years and usually may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

       Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at the rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared Income Interest will be from the operations of the property and is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively.

       The total amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation interest payable by the underlying borrower usually can not exceed 50% of any increase in Value of the property. However, generally any net proceeds from a sale or refinancing will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional Interest.

       Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

       Under the Agreement, the Partnership, upon giving twelve months written notice, can accelerate the maturity date of the Agreement and insured mortgage to a date not earlier than ten years from the date of the Agreement for (a) the payment of all participation interest due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

       On September 30, 1994, the Partnership received a repayment on the Mediterranean Village PIM totaling $12,581,806. The repayment consisted of outstanding principal of $11,125,765, a prepayment penalty of $861,319 and accrued and delinquent base interest of $594,722. The prepayment penalty received by the Partnership was in excess of what the Partnership would have received if the Shared Appreciation calculation had been performed. Under that calculation, the Partnership would have received approximately $525,000 in Shared Appreciation and $215,000 of accrued Shared Income or Minimum Additional Interest.

       In April 1994, the Partnership received $240,022 of participation income on the Longwood Villas PIM resulting from the sale of the property by the borrower. Of the total participation income received $126,231 represented Shared Appreciation Income with the remaining $113,791 representing Shared Interest Income and Minimum Additional Interest. The buyer acquired the property by assuming the insured mortgage from the borrower, so the Partnership will continue to receive principal and interest payments on the insured mortgage. The buyer also entered into an agreement with the Partnership modifying the participation features.

       Under the agreement with the buyer, the Partnership will be entitled to additional interest calculated monthly and payable semiannually at the rate of .5% per annum on the unpaid principal balance of the insured mortgage. An affiliate of the buyer guarantees the semiannual payment of additional interest. The Partnership will not receive either Shared Appreciation or Shared Income or Minimum Additional interest from the buyer in the future.

       Listed in the chart is a summary of the Partnership's PIM investments. The Partnership's PIMs consisted of the following at December 31, 1995 and 1994:

                 Aggregate       Number      Permanent
                 Original        of PIMs     Interest      Maturity           Investment Basis
   Issuer        Principal     at 12/31/95   Rate Range   Date Range         at December 31,
                                                                            1995          1994
   GNMA        $121,422,795(a)   15 (a)      6.25%-8.5%   4/23 - 4/31   $117,026,510  $117,871,001
                                             (b)(c)(d)
   FNMA          30,015,000       4          7.25%-7.75%    10/99         28,810,803    29,049,256

   FHA            7,220,800       1             8.55%       11/30          7,092,048     7,122,414

               $158,658,595(a)   20(a)                                  $152,929,361  $154,042,671

                (a) Includes two PIMs - Richmond Park and Saratoga - in which the Partnership holds a 62% and 50% interest, respectively, and the remaining portion is held by an affiliate of the Partnership.
                (b) The Partnership agreed to temporarily reduce the interest rate on the Harbor House PIM effective on March 1, 1992, for a period of thirty months at rates ranging from 6.75% to 7.75% per annum and thereafter is 8.25% per annum. As consideration for this reduction, the Partnership increased its Minimum Additional Interest from .5% to .75% as well as reduced the Shared Appreciation Interest Base to $13,000,000 from $13,750,000.

                (c) In May 1993, the Partnership agreed to temporarily reduce the interest rate of the Le Couer du Monde PIM, retroactive to October 1, 1992. The reduction lasted for thirty six months and ranged from 6.375% to 8.125% per annum. The current interest rate is 8.25% per annum. Any unpaid interest is payable from the net proceeds from a sale or refinancing of the property. As consideration for this reduction, the Partnership increased its Shared Appreciation Interest rate from 30% to 35% and decreased the base value used for this calculation from $10,795,260 to $9,814,200.
                (d) On June 28, 1995, the Partnership entered into a temporary interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the
                     interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then increase to 6.75% per annum for the following thirty-six month period and then increase to the original interest rate of 8% per annum. The difference between interest at the original interest rate and the reduced interest rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation interest to the Partnership. Also under the agreement, the base level for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.

                The  underlying mortgages  of the  PIMs are  collateralized by
                multi-family apartment  complexes located in 11  states.   The
                apartment complexes range in size from 80 to 736 units.

  D.  MBS

      At December 31, 1995, the Partnership's MBS portfolio has an amortized cost of approximately $43,316,000 and unrealized gains and losses of approximately $1,285,000 and $4,000, respectively. At December 31, 1994, the Partnership's MBS portfolio had a market value of approximately $44,236,000 and unrealized gains and losses of approximately $475,000 and $1,738,000, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.

  E.  Partners' Equity

      Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

      Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, net cash proceeds will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and fifth, 96% to the Limited Partners and 4% to the General Partners.

      Profits arising from a capital transaction, will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

      During 1995, the Partnership made quarterly distributions totaling $1.12 per unit. During 1994 and 1993 the Partnership made quarterly distributions totaling $1.48 and $1.60 per Unit and special distributions of $1.18 and $.18 per Unit, respectively.

      As of December 31, 1995, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                                         Corporate
                                                          Limited       General
                                          Unitholders     Partner       Partners        Total

          Capital contributions           $292,176,381   $ 2,000      $     3,000   $292,181,381

          Syndication costs                (15,580,734)      -             -         (15,580,734)

          Quarterly distributions         (177,645,919)   (1,246)      (4,260,546)  (181,907,711)

          Special distributions            (19,931,361)     (136)          -         (19,931,497)

          Net income                       132,629,028       932        4,101,957    136,731,917

          Unrealized gain on MBS                -            -              -          1,281,350

          Total at December 31, 1995      $211,647,395   $ 1,550      $  (155,589)  $212,774,706

  F.   Related Party Transactions

       Under the terms of the Partnership Agreement, the General Partners or their affiliates are entitled to an asset management fee for the management of the Partnership's business, equal to .75% per annum of the value of the Partnership's actual and committed mortgage assets, payable quarterly. The General partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership's total invested assets provided the Unitholders have received their specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners for management services shall not exceed 10% of cash available for distribution over the life of the Partnership.

       Additionally, the Partnership reimburses affiliates of the General Partners for certain costs incurred in connection with maintaining the books and records of the Partnership and the preparation and mailing of financial reports, tax information and other communications to investors.

  G.   Federal Income Taxes

       The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership's 1995 federal income tax return is as follows:

         Net income per statement of income               $12,656,200


         Add: Book to tax difference for amortization of
               prepaid expenses and fees                       75,532

         Net income for federal income tax purposes       $12,731,732

       The allocation of the 1995 net income for federal income tax purposes is as follows:

                                                           Portfolio
                                                            Income

                     Unitholders                          $12,349,696
                     Corporate Limited Partner                     84
                     General Partners                         381,952

                                                          $12,731,732

                For the years ended December 31, 1995, 1994 and 1993 the average per unit income to the Unitholders for federal income tax purposes was $.84, $1.05 and $.96, respectively.

  H.  Fair Value Disclosures of Financial Instruments

      The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

         Cash and Cash Equivalents and Short-term Investment

         The carrying amount approximates fair value because of the short maturity of those instruments.

         MBS

         The Partnership estimates the fair value and MBS based on quoted market prices.

         PIMs

         There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages and the estimated value of the participation features. Management estimates the fair value of the participation features using the estimated fair value of the underlying properties. Management does not include in the estimated fair value of the participation features any fair value estimate arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the appreciation feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs had gross unrealized gains of $5,606,000 at December 31, 1995 and gross unrealized losses of $9,073,000 at December 31, 1994.

         At December 31, 1995 and 1994, the estimated fair values of the Partnership's financial instruments are as follows:

                                                        1995          1994
                    Cash and cash equivalents and
                     short-term investment            $  6,454      $  5,453
                    MBS                                 44,597        44,236
                    PIMs                               158,535       144,970

                                                      $209,586      $194,659

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 1995

     PIMs (a)             Interest   Maturity   Normal     Original       Current     Carrying
                          Rate (b)   Date(k)    Monthly   Face Amount   Face Amount   Amount at
                                                Payment                               12/31/95
                                                 (l)
     GNMA

     Colonial Park        8.25%
      Apts               (c)(e)(h)    4/15/23  $ 19,700   $  2,700,000  $  2,565,723    $  2,565,723
     Euclid, OH

      Country Meadows
       Apts
      Savage, MD           8.25%
                           (c)(e)(h)  10/15/30    89,100   12,475,000    12,235,585    12,235,585

      Denrich Apartments
      Philadelphia, PA     (c)(e)
                           (h)(q)     12/15/23    24,900    3,500,000     3,337,632     3,337,632

      Fallwood Apts
      Indianapolis, IN     8.00%
                           (c)(e)(h)  7/15/23     49,700    7,000,000     6,652,968     6,652,968

      Greenbrier Apts
      Overland Park, KS    8.25%
                           (c)(e)(h)  9/15/23     17,100    2,350,000     2,241,434     2,241,434

      Harbor House Apts.
      Madison, WI          (g)(h)(m)
                                      4/12/31     89,200   12,484,304    12,288,176    12,288,176

      Lakeside Apts
      Mountlake Terrace,   8.00%
                           (c)(e)(h)  6/15/23     75,400   10,620,000    10,080,082    10,080,082

      Le Coeur du Monde
       Apts
      St. Louis, MO        (c)(f)
                           (n)        10/15/30    70,100    9,814,200     9,622,086     9,622,086

      Lily Flagg Station
      Huntsville, AL       8.00%
                           (c)(e)(h)  4/15/24     89,500   12,594,835    12,051,588    12,051,588

      Longwood Villas
       Apts
      Orlando, FL          8.00%
                           (p)        4/15/24     47,500    6,690,456     6,401,880     6,401,880

      Pine Ridge Apts
      Chicago, IL          8.25%
                           (c)(e)(h)  11/15/23    32,300    4,433,100     4,234,885     4,234,885

      Richmond Park
      Richmond Heights,
       OH                  7.50%
                           (c)(e)(h)  8/15/24    107,900   16,000,000    15,275,433    15,275,433

        Saratoga Apts.
         Rolling Meadows,
         IL                7.875%
                           (c)(e)(h)  8/15/24     47,300
                                                           6,750,000       6,467,612    6,467,612
        The Greenhouse
        Omaha, NE          8.50%
                           (d)(e)(h)  2/15/30     64,600
                                                           8,810,900       8,626,635    8,626,635

        Westbrook Manor
         Apts
        Omaha, NE          8.25%
                           (c)(e)(h)  5/15/23     37,900
                                                           5,200,000       4,944,791    4,944,791

                                                           121,422,795   117,026,510  117,026,510

        FNMA

        Carlyle Court      7.25%      10/1/99     54,400     8,280,000     7,936,138    7,936,138
        Indianapolis, IN  (c)(e)(h)

        Hillside Court
        Centerville, OH    7.25%
                           (c)(e)(h)  10/1/99     30,000
                                                    (o)
                                                           4,590,000       4,399,382    4,399,382

        Stanford Court
        Speedway, IN       7.25%
                           (c)(e)(h)  10/1/99     46,700
                                                    (o)
                                                           7,110,000       6,814,677    6,814,677
        Waterford Court
        Lafayette, IN      7.75%
                           (c)(g)(j)  10/1/99     69,500 10,035,000        9,660,606    9,660,606
                                                    (o)

                                                           30,015,000     28,810,803   28,810,803
        HUD

        Walden Village
         Apts.
        Dayton, OH         8.55%      11/1/30     53,200   7,220,880       7,092,048    7,092,048

                                                        $158,658,595     $152,929,361  $152,929,361
                                                                                            (r)

   (a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security guaranteed by the Federal National Mortgage Association ( FNMA ) or the Government National Mortgage Association ( GNMA ), or a direct mortgage insured by the United States Department of Housing and Urban Development ("HUD") and a
          subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.
   (b) Represents the permanent interest rate of the GNMA or FNMA MBS or the HUD direct mortgage. In addition, the Partnership receives additional interest consisting of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property, (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.
   (c) Minimum additional interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.
   (d) Minimum additional interest is at a rate of .75% per annum calculated on the unpaid principal balance of the first mortgage note.
   (e) Shared income interest is based on 25% of monthly gross rental income over a specified base amount.
   (f) Shared income interest is based on 30% of monthly gross rental income over a specified base amount.
   (g) Shared income interest is based on 35% of monthly gross rental income over a specified base amount.
   (h) Shared appreciation interest is based on 25% of any increase in the value of the project over the specified base value.
   (i) Shared appreciation interest is based on 30% of any increase in the value of the project over the specified base value.
   (j) Shared appreciation interest is based on 35% of any increase in the value of the project over the specified base value.
   (k) The Partnership's GNMA MBS and HUD direct mortgages have call provisions, which allow the Partnership to accelerate their respective maturity date.
   (l) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the HUD direct mortgages. The GNMA MBS, FNMA MBS and HUD-insured first mortgage loan generally may not be prepaid during the first five years and may be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten. The normal monthly payment consisting of principal and interest for FNMA MBS is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at the end of year ten.
   (m) The Partnership agreed to temporarily reduce the interest rate on the Harbor House PIM. The reduction, which was effective on March 1, 1992, lasted for a period of thirty months and ranged from 6.75% to 7.75% per annum and thereafter is 8.25% per annum. As consideration for this reduction, the Partnership increased its Minimum Additional Interest from .5% to .75% as well as reduced the Shared Appreciation Interest Base from $13,750,000 to $13,000,000.

   (n) The Partnership agreed to temporarily reduce the interest rate on the Le Couer du Monde PIM. The reduction is retroactive to October 1, 1992, and ranged from 6.375% to 8.125% per annum through October 1, 1995 and thereafter is at 8.25% per annum. As consideration for this reduction, the Partnership increased its Shared Appreciation Interest rate from 30% to 35% and decreased the base value used for this calculation from $10,795,620 to $9,814,200.
   (o) The approximate principal balance due at maturity for each PIM, respectively, is as follows:

              PIM                Amount

           Carlyle Court         $7,620,000
           Hillside Court        $4,224,000
           Stanford Court        $6,543,000
           Waterford Court       $9,308,000

   (p) The Partnership permitted the borrower to sell the property and allowed the buyer to assume the first mortgage loan. In addition, this buyer entered into an agreement with the Partnership to pay additional interest calculated monthly and payable semiannually at a rate of .5% per annum on the unpaid principal balance of the insured mortgage loan.

   (q) On June 28, 1995, the Partnership entered into a temporary interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then increases to 6.75% per annum for the following thirty-six month period and then increases to the original interest rate of 8% per annum. The difference between interest at the original interest rate and the reduced interest rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation interest to the Partnership. Also under the agreement, the base level for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.
   (r) The aggregate cost of PIMs for federal income tax purposes is $152,929,361.

    A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1995 is as follows:


                                                  1995            1994            1993

   Balance at beginning of period              $154,042,671    $166,225,452     $181,445,225

   Deductions during period:
    Sales proceeds and
     principal prepayment                            -          (11,125,765)     (14,201,150)
    Principal collections                        (1,113,310)     (1,057,016)      (1,018,623

   Balance at end of period                    $152,929,361    $154,042,671     $166,225,452