Form 10-Q
period 1996-03-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1996-05-06
CIK 805297

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549


                                              FORM 10-Q

          (Mark One)

   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1996

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

                                            BALANCE SHEETS

                                                ASSETS
                                                  March 31,    December 31,
                                                     1996            1995

   Participating Insured Mortgages ("PIMs")     $152,636,458   $152,929,361
     (Note 2)
   Mortgage-Backed Securities and multi-family
    insured mortgages("MBS") (Note 3)             43,144,165     44,597,272

     Total mortgage investments                  195,780,623    197,526,633

   Cash and cash equivalents                       6,226,118      5,963,681
   Short-term investment (Note 4)                    491,272        498,160
   Interest receivable and other assets            2,001,364      2,029,363
   Prepaid acquisition fees and expenses, net
     of accumulated amortization of $7,285,905
     and $6,954,567, respectively                  4,882,972      5,214,310
   Prepaid participation servicing fees, net of
     accumulated amortization of $2,313,558 and
     $2,208,277, respectively                      1,452,038      1,557,319

     Total assets                               $210,834,387   $212,789,466


                           LIABILITIES AND PARTNERS' EQUITY


   Liabilities                                  $      5,361   $     14,760

   Partners' equity (deficit) (Note 5):

    Limited Partners                            210,537,771    211,648,945
     (14,655,512 Limited Partner
          interests outstanding)

    General Partners                               (168,964)      (155,589)

    Unrealized gain on MBS                          460,219      1,281,350

      Total Partners' equity                    210,829,026    212,774,706

    Total liabilities and partners' equity     $210,834,387   $212,789,466







                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME

                                                            For the Three Months
                                                              Ended March 31,

                                                            1996           1995

     Revenue:
      Interest income - PIMs:
        Base interest                            $3,027,700     $3,061,537
        Participation interest                       16,010         16,146
      Interest income - MBS                         865,955        904,564
      Other interest income                          89,104         81,648

        Total revenue                             3,998,769      4,063,895

      Expenses:
      Asset management fee to an affiliate          365,418        368,913
      Expense reimbursements to affiliates           58,835         62,082
      Amortization of prepaid fees and
       expenses                                     436,619        436,620
      General and administrative                     52,981         36,901

        Total expenses                              913,853        904,516

    Net income                                   $3,084,916     $3,159,379

    Allocation of net income (Note 5):

      Limited Partners                           $2,992,369     $3,064,598

      Average net income per Limited Partner
       interest (14,655,512 Limited Partner
        interests outstanding)                   $      .20     $      .21

      General Partners                           $   92,547     $   94,781












                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                               For the Three Months
                                                                 Ended March 31,

                                                                1996          1995

     Operating activities:
       Net income                                           $3,084,916    $ 3,159,379
       Adjustments to reconcile net income to net cash
        provided by operating activities:
           Amortization of discounts on short-term
             investments                                        (4,902)         -
           Amortization of prepaid fees and expenses           436,619        436,620
           Changes in assets and liabilities:
             Decrease in interest receivable
              and other assets                                  27,999        164,859
             Decrease in liabilities                            (9,399)        (5,542)

               Net cash provided by operating activities     3,535,233      3,755,316

     Investing activities:
       Principal collections on PIMs                           292,903        272,285
       Principal collections on MBS                            631,976        385,915
       Maturity of short-term investment                       500,000          -
       Short-term investment                                  (488,210)         -

               Net cash provided by investing activities       936,669        658,200

     Financing activity:
       Distributions                                        (4,209,465)    (4,215,255)

     Net increase in cash and cash equivalents                 262,437        198,261

     Cash and cash equivalents, beginning of period          5,963,681      5,453,210

     Cash and cash equivalents, end of period               $6,226,118    $ 5,651,471






                             The accompanying notes are an integral
                               part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                     NOTES TO FINANCIAL STATEMENTS



  1.   Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited
       Partnership, (collectively the "General Partners") of Krupp Insured Plus-II Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

       The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.   PIMs

       At March 31, 1996, the Partnership's PIM portfolio has a fair value of approximately $156,091,000 and gross unrealized gains and losses of approximately $3,851,000 and $396,000, respectively. The Partnership's PIMs have maturities ranging from 2009 to 2031.


  3.   MBS

       At March 31, 1996, the Partnership's MBS portfolio has an amortized cost of approximately $42,684,000 and gross unrealized gains and losses of approximately $884,000 and $424,000, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.

  4.   Short-term Investment

       The Partnership s short-term investment consists of a banker s acceptance with a maturity greater than three months and less than one year. The Partnership carries the short-term investment at amortized cost, which approximates fair value. The Partnership intends to hold its short-term investment until maturity.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

  5.   Changes in Partners' Equity

       A summary of changes in Partners' Equity for the three months ended March 31, 1996 is as follows:

                                                                                Total
                                          Limited      General    Unrealized  Partners'
                                          Partners     Partners      Gain       Equity

       Balance at December 31, 1995     $211,648,945  $(155,589)  $1,281,350 $ 212,774,706

       Net income                          2,992,369     92,547        -         3,084,916

       Distributions                      (4,103,543)  (105,922)       _        (4,209,465)

       Decrease in
         unrealized gain on MBS               -            -        (821,131)     (821,131)

       Balance at March 31, 1996        $210,537,771  $(168,964)  $  460,219 $210,829,026


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

       The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.2 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic adjustments to the distributions paid to investors.

       The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution, the General Partners may
  adjust  the  distribution  rate  or  distribute  funds  through  a   special
  distribution.

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

       The borrower of the Lily Flagg Apartments PIM approached the Partnership about a potential sale of the property and repayment of the PIM, however, there are no definite terms. The General Partners cannot predict whether the sale will ultimately occur. The Harbor House Apartments PIM has experienced operating deficits that could adversely affect the borrowers ability to meet debt service payments if they continue. In the event, the borrower could not meet debt service payments the insured mortgage would be repaid through an insurance claim. While the Partnership would receive principal and basic interest on the insured mortgage, it would not receive any accumulated participation interest. The General Partners will monitor this situation closely.

  For the first five years of the PIMs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay the greater of a prepayment penalty or all participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

  Assessment of Credit Risk

       The Partnership's investments in mortgages are guaranteed or insured by the Government National Mortgage Association ( GNMA ), the Federal National Mortgage Association ( FNMA ), the Federal Home Loan Mortgage Corporation ( FHLMC ) or the United States Department of Housing and Urban Development ( HUD ) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

       Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined in Section 17 of the Partnership Agreement, and the source of cash distributions for the three months ended March 31, 1996 and the period from inception to March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. (Amounts in thousands, except per Unit amounts).

                                                      Three Months Ended    Inception to
                                                       March 31, 1996      March 31, 1996
            Distributable Cash Flow:

            Income for tax purposes                           $ 3,369          $143,140
            Items not requiring (not providing)
             the use of operating funds:
              Amortization of prepaid expenses,
               fees and organization costs                        153             7,595
              Acquisition expenses paid from offering
               proceeds charged to operations                     -                 690
              Shared appreciation income/ prepayment
                penalties                                         -              (2,001)
              Gain on sale of MBS                                 -                (377)

            Total Distributable Cash Flow ("DCF")             $ 3,522          $149,047

            Limited Partners Share of DCF                     $ 3,416          $144,575

            Limited Partners Share of DCF per Limited
              Partner interest ( Unit )                       $   .23          $   9.86 (b)

            General Partners Share of DCF                     $   106          $  4,472

            Net Proceeds from Capital Transactions:

            Principal collections on PIMs and
             PIM sale proceeds including Shared
              Appreciation Income/ prepayment penalties       $   293          $ 46,995
            Principal collections on MBS and MBS
             sale proceeds                                        632            59,913
            Reinvestment of MBS and PIM principal
             collections and sale proceeds                        -             (41,966)
            Gain on sale of MBS                                   -                 377

            Total Net Proceeds from Capital
             Transactions                                     $   925          $ 65,319

            Cash available for distribution

            (DCF plus proceeds from Capital
             Transaction)                                     $ 4,447          $214,366

    Distributable Cash Flow and Net Cash Proceeds From Capital Transactions, Continued

            Distributions:
            Limited Partners                                  $ 4,104 (a)      $205,786 (a)

            Limited Partners Average per Unit                 $   .28 (a)      $  14.04 (a)(b)

            General Partners                                  $   106 (a)      $  4,472 (a)

                  Total Distributions                         $ 4,210          $210,258

       (a)    Includes an estimate of the May 1996 distribution.
       (b) Limited Partners average per Unit return of capital as of May 1996 is $4.18 [$14.04 - $9.86]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

            Operations

 The following discussion relates to the operation of the Partnership during the three months ended March 31, 1996 and 1995.

                                                              (Amounts in thousands)
                                                             1996           1995

                Interest income - PIMs:
                  Base interest                            $3,028         $3,062
                  Participation interest                       16             16
                Interest income on MBS                        866            904
                Other interest income                          89             82
                Partnership expenses                         (477)          (468)

                    Distributable Cash Flow                 3,522          3,596

                Amortization of prepaid fees and expenses    (437)          (437)

                    Net income                             $3,085         $3,159

  Net income decreased slightly during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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



                                     Krupp Insured Plus-II Limited Partnership
                                                    (Registrant)



                                     BY:/s/Robert A. Barrows
                                     Robert A. Barrows
                                     Treasurer and Chief Accounting Officer of
                                     Krupp Plus Corporation, a General Partner.


   Date:  April 23, 1996