Form 10-Q
period 1996-06-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1996-08-12
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    June 30, 1996

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

                              PART I.  FINANCIAL INFORMATION

            Item 1.     FINANCIAL STATEMENTS

            This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS

                                                           June 30,     December 31,
                                                             1996            1995

            Participating Insured Mortgages ("PIMs")     $152,334,800   $152,929,361
              (Note 2)
            Mortgage-Backed Securities and multi-family
             insured mortgages("MBS") (Note 3)             41,864,525     44,597,272

              Total mortgage investments                  194,199,325    197,526,633

            Cash and cash equivalents                       6,940,478      5,963,681
            Short-term investment (Note 4)                    497,199        498,160
            Interest receivable and other assets            1,711,233      2,029,363
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $7,617,242
             and $6,954,567, respectively                   4,551,635      5,214,310
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,418,841 and
             $2,208,277, respectively                       1,346,755      1,557,319

              Total assets                               $209,246,625   $212,789,466


                                   LIABILITIES AND PARTNERS' EQUITY


            Liabilities                                  $      8,024   $     14,760

            Partners' equity (deficit) (Note 5):

              Limited Partners                            209,473,670    211,648,945
               (14,655,512 Limited Partner
                interests outstanding)

              General Partners                               (180,606)      (155,589)

              Unrealized gain (loss) on MBS                   (54,463)     1,281,350

                Total Partners' equity                    209,238,601    212,774,706

              Total liabilities and partners' equity     $209,246,625   $212,789,466

                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME



                                           For the Three Months      For the Six Months
                                               Ended June 30,            Ended  June 30,

                                              1996        1995         1996        1995


            Revenues:
             Interest income - PIMs:
                Base interest              $3,072,256  $3,056,156   $6,099,956  $6,117,693
                Participation interest           -        138,383       16,010     154,529
             Interest income - MBS            850,168     901,150    1,716,123   1,805,714

              Other interest income            90,899      86,168      180,003     167,816

                Total revenues              4,013,323   4,181,857    8,012,092   8,245,752

            Expenses:
             Asset management fee to an
              affiliate                      363,490      371,778      728,908     740,691
             Expense reimbursements to
              affiliates                      48,729       62,082      107,564     124,164
             Amortization of prepaid
                expenses and fees            436,620      436,619      873,239     873,239
             General and administrative       31,038       82,136       84,019     119,037

                Total expenses               879,877      952,615    1,793,730   1,857,131

            Net income                    $3,133,446   $3,229,242   $6,218,362  $6,388,621


            Allocation of net income (Note 5):

              Limited Partners            $3,039,442   $3,132,364   $6,031,811  $6,196,962

              Average net income per
              Limited Partner interest
              (14,655,512 Limited Partner
              interests outstanding)      $      .21   $      .21   $      .41  $      .42

              General Partners            $   94,004   $   96,878   $  186,551  $  191,659

                                    The accompanying notes are an integral
                                       part of the financial statements.

                                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                           STATEMENTS OF CASH FLOWS


                                                               For the Six Months
                                                                 Ended June 30,

                                                                1996          1995

            Operating activities:
             Net income                                     $  6,218,362  $ 6,388,621
             Adjustments to reconcile net income to
              net cash provided by operating activities:
               Amortization of discounts on short-term
                Investments                                      (10,829)       -
               Amortization of prepaid expenses and fees         873,239      873,239
               Changes in assets and liabilities:
                 Decrease in interest receivable and
                  other assets                                   318,130      214,926
                 Increase (decrease) in liabilities               (6,736)         882

                   Net cash provided by operating
                    activities                                 7,392,166    7,477,668

            Investing activities:
             Principal collections on PIMs                       594,561      547,743
             Principal collections on MBS                      1,396,934      786,327
             Maturity of short-term investment                   500,000        -

             Short-term investment                              (488,210)       -

                   Net cash provided by investing
                    activities                                 2,003,285    1,334,070

            Financing activity
             Quarterly distributions                          (8,418,654)  (8,419,168)

            Net increase in cash and cash equivalents            976,797      392,570

            Cash and cash equivalents, beginning of period     5,963,681    5,453,210

            Cash and cash equivalents, end of period        $  6,940,478  $ 5,845,780

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

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

       The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.   PIMs

       At June 30, 1996, the Partnership's PIM portfolio has a fair value of approximately $152,462,000 and gross unrealized gains and losses of approximately $1,299,000 and $1,172,000, respectively. The Partnership's PIMs have maturities ranging from 2009 to 2031.


  3.   MBS

       At June 30, 1996, the Partnership's MBS portfolio has an amortized cost of $41,918,988 and gross unrealized gains and losses of $680,769 and $735,232, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.

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

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued


  5.   Changes in Partners' Equity

       A summary of changes in Partners' Equity for the six months ended June 30, 1996 is as follows:

                                          Limited
                                          Partners      General
                                                       Partners    Unrealized
                                                                   Gain (Loss)      Total
                                                                                  Partners
                                                                                   Equity
         Balance at December 31, 1995  $211,648,945   $(155,589)  $1,281,350    $212,774,706

         Net income                       6,031,811     186,551        -           6,218,362

         Distributions                   (8,207,086)   (211,568)       -          (8,418,654)

         Change in unrealized gain
          (loss) on MBS                      -            -       (1,335,813)     (1,335,813)
         Balance at June 30, 1996      $209,473,670   $(180,606)  $  (54,463)   $209,238,601

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

  Liquidity and Capital Resources

       The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.2 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic downward adjustments to the distributions paid to investors.

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

       During the first quarter of 1996, the borrower of the Lily Flagg Apartments PIM approached the Partnership about a potential sale of the property and prepayment of the PIM, but no sale appears imminent. The borrower continues to pursue a sale of the property, however, the General Partners cannot predict when a sale of the property will ultimately occur.

       The Harbor House Apartments PIM has experienced operating deficits that could adversely affect the borrower s ability to meet debt service payments if they continue. In the event, the borrower could not meet debt service payments the insured mortgage would be repaid through an insurance claim. While the Partnership would receive principal and basic interest on the insured mortgage, it would not receive any accumulated participation interest. The General Partners will monitor this situation closely.

       The General Partners are closely monitoring the bankruptcy proceedings of the borrower of the Greenhouse Apartments PIM and believe there may be some progress by the end of the third quarter. Upon resolution of the bankruptcy, the Partnership will most likely receive an insurance claim for the outstanding principal of the Greenhouse Apartments PIM and then distribute these insurance claim proceeds to investors as a special distribution. At this time the General Partners do not anticipate receiving any participation income from this PIM.

       For the first five years of the PIMs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay the greater of a prepayment penalty or all participation interest. The participation features of the PIMs are neither insured nor guaranteed and if prepayment of a PIM results from an insurance claim the Partnership would not receive any participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

       Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined in Section 17 of the Partnership Agreement, and the source of cash distributions for the six months ended June 30, 1996 and the period from inception to June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. (Amounts in thousands, except per Unit amounts).

                                                       Six Months Ended     Inception to
                                                        June 30, 1996       June 30, 1996
            Distributable Cash Flow:

            Income for tax purposes                           $ 7,065          $146,836

            Items not requiring (not providing)
             the use of operating funds:
              Amortization of prepaid expenses,
               fees and organization costs                        305             7,747
              Acquisition expenses paid from offering
               proceeds charged to operations                     -                 690
              Shared appreciation income/ prepayment
                penalties                                         -              (2,001)
              Gain on sale of MBS                                 -                (377)

            Total Distributable Cash Flow ("DCF")             $ 7,370          $152,895

            Limited Partners Share of DCF                     $ 7,149          $148,308

            Limited Partners Share of DCF per Limited
              Partner interest ( Unit )                       $   .49          $  10.12 (b)

            General Partners Share of DCF                     $   221          $  4,587

            Net Proceeds from Capital Transactions:

            Principal collections on PIMs and
             PIM sale proceeds including Shared
              Appreciation Income/ prepayment penalties       $   595          $ 47,297
            Principal collections on MBS and MBS
             sale proceeds                                      1,397            60,678
            Reinvestment of MBS and PIM principal
             collections and sale proceeds                        -             (41,966)
            Gain on sale of MBS                                   -                 377

            Total Net Proceeds from Capital
             Transactions                                     $ 1,992          $ 66,386

            Cash available for distribution

            (DCF plus proceeds from Capital
             Transaction)                                     $ 9,362          $219,281

            Distributions:
            Limited Partners                                  $ 8,207 (a)      $209,889 (a)

            Limited Partners Average per Unit                 $   .56 (a)      $  14.32 (a)(b)

            General Partners                                  $   221 (a)      $  4,587 (a)

                  Total Distributions                         $ 8,428          $214,476

       (a)    Includes an estimate of the August 1996 distribution.
       (b) Limited Partners average per Unit return of capital as of August 1996 is $4.20 [$14.32 - $10.12]. Return of capital represents that portion of distributions which are not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

       The following discussion relates to the operation of the Partnership during the three and six months ended June 30, 1996 and 1995 (Amounts in thousands).

                                                  For the            For the
                                                 Three Months       Six Months
                                                 Ended June 30,   Ended June 30,

                                                1996      1995     1996     1995

                Interest income - PIMs:
                  Base interest                $3,072    $3,056   $6,100   $6,118
            Participation interest                279       138      295      154
                Interest income on MBS            850       902    1,716    1,806
                Other interest income              91        86      180      168
                Partnership expenses             (444)     (516)    (921)    (984)

                    Distributable Cash Flow     3,848     3,666    7,370    7,262

                Decrease in accrued partici-
                 pation income receivable        (279)      -       (279)      -
                Amortization of prepaid fees
                 and expenses                    (436)     (436)    (873)    (873)

                    Net income                 $3,133    $3,230   $6,218   $6,389

  Net income decreased slightly during the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 due primarily to lower interest income. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating interest income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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


  Date: July 25, 1996