Form 10-Q
period 1996-09-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1996-11-04
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1996

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

                                 BALANCE SHEETS


                                                ASSETS
                                                         September 30,  December 31,
                                                             1996            1995

            Participating Insured Mortgages ("PIMs")     $152,029,541   $152,929,361
              (Note 2)
            Mortgage-Backed Securities and multi-family
             insured mortgages("MBS") (Note 3)             41,215,607     44,597,272

              Total mortgage investments                  193,245,148    197,526,633

            Cash and cash equivalents                       7,726,558      5,963,681
            Short-term investment                               -            498,160
            Interest receivable and other assets            1,583,720      2,029,363
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $7,948,578
             and $6,954,567, respectively                   4,220,299      5,214,310
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,524,124 and
             $2,208,277, respectively                       1,241,472      1,557,319

              Total assets                               $208,017,197   $212,789,466


                                   LIABILITIES AND PARTNERS' EQUITY


            Liabilities                                  $     13,259   $     14,760

            Partners' equity (deficit) (Note 4):

              Limited Partners                            208,288,335    211,648,945
               (14,655,512 Limited Partner
                interests outstanding)

              General Partners                               (205,817)      (155,589)

              Unrealized gain (loss) on MBS                   (78,580)     1,281,350

                Total Partners' equity                    208,003,938    212,774,706

              Total liabilities and partners' equity     $208,017,197   $212,789,466

                                The accompanying notes are an integral
                                   part of the financial statements.


                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                           For the Three Months      For the  Nine Months
                                            Ended September 30,      Ended  September 30,

                                              1996        1995         1996        1995


            Revenues:
             Interest income - PIMs:
                Base interest              $2,960,655  $3,035,989   $9,060,611  $9,153,682
                Participation interest         15,938      95,283       31,948     249,812
             Interest income - MBS            830,751     893,700    2,546,874   2,699,414
             Other interest income            102,177      86,636      282,180     254,452

                Total revenues              3,909,521   4,111,608   11,921,613  12,357,360

            Expenses:
             Asset management fee to an
              affiliate                      365,514      374,401    1,094,422   1,115,092
             Expense reimbursements to
              affiliates                      58,836       62,082      166,400     186,246
             Amortization of prepaid
                expenses and fees            436,619      436,619    1,309,858   1,309,858
             General and administrative       40,090       65,044      124,109     184,081

                Total expenses               901,059      938,146    2,694,789   2,795,277

            Net income                    $3,008,462   $3,173,462   $9,226,824  $9,562,083


            Allocation of net income (Note 4):

              Limited Partners            $2,918,208   $3,078,259   $8,950,019  $9,275,221

              Average net income per
              Limited Partner interest
              (14,655,512 Limited Partner
              interests outstanding)      $      .20   $      .21   $      .61  $      .63

              General Partners            $   90,254   $   95,203   $  276,805  $  286,862

                                    The accompanying notes are an integral
                                       part of the financial statements.


                                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                           STATEMENTS OF CASH FLOWS


                                                               For the Nine Months
                                                             Ended September 30,

                                                                1996          1995

            Operating activities:
             Net income                                     $ 9,226,824   $ 9,562,083
             Adjustments to reconcile net income to
              net cash provided by operating activities:
               Amortization of discounts on short-term

                Investments                                     (13,630)         (920)
               Amortization of prepaid expenses and fees      1,309,858     1,309,858
               Changes in assets and liabilities:
                 Decrease in interest receivable and
                  other assets                                  445,643       234,767
                 Increase (decrease) in liabilities              (1,501)        7,044

                   Net cash provided by operating
                    activities                               10,967,194    11,112,832

            Investing activities:
             Principal collections on PIMs                      899,820       828,922
             Principal collections on MBS                     2,021,735     1,360,663
             Maturity of short-term investments               1,000,000         -
             Short-term investment                             (488,210)     (490,187)

                   Net cash provided by investing
                    activities                                3,433,345     1,699,398

            Financing activity
             Quarterly distributions                        (12,637,662)  (12,632,690)

            Net increase in cash and cash equivalents         1,762,877       179,540

            Cash and cash equivalents, beginning of period    5,963,681     5,453,210

            Cash and cash equivalents, end of period        $ 7,726,558   $ 5,632,750

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

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

       The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.   PIMs

       At September 30, 1996, the Partnership's PIM portfolio has a fair value of approximately $152,263,000 and gross unrealized gains and losses of approximately $1,287,000 and $1,054,000, respectively. The Partnership's PIMs have maturities ranging from 2009 to 2031.


  3.   MBS

       At September 30, 1996, the Partnership's MBS portfolio has an amortized cost of $41,294,187 and gross unrealized gains and losses of $663,117 and $741,697, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.

  4.   Changes in Partners' Equity

       A summary of changes in Partners' Equity for the nine months ended September 30, 1996 is as follows:

                                          Limited
                                          Partners      General
                                                       Partners    Unrealized
                                                                   Gain (Loss)      Total
                                                                                  Partners
                                                                                   Equity

         Balance at December 31, 1995  $211,648,945   $(155,589)  $1,281,350    $212,774,706

         Net income                       8,950,019     276,805        -           9,226,824

         Distributions                  (12,310,629)   (327,033)       -         (12,637,662)

         Change in unrealized gain
          (loss) on MBS                      -            -       (1,359,930)     (1,359,930)
         Balance at September 30,1996  $208,288,335   $(205,817)  $  (78,580)   $208,003,938

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

       The borrower of the Colonial Park Apartments PIM entered into a contract to sell the property to a buyer that will assume the first mortgage loan and future obligations arising from the participation features. In addition, the Partnership is negotiating a discounted payoff of the participation interest accumulated through the sale date with the original borrower. This sale will preserve a favorable coupon interest rate for the Partnership and provide an opportunity to receive additional participation interest from the future operations and sale or refinancing of the property. The buyer intends to make capital improvements at the property that should enhance its operations and value, and could ultimately increase the participation interest the Partnership receives from this investment.

       The Harbor House Apartments PIM has experienced operating deficits, however, property operations improved this year as a result of a new management team that is controlling operating expenses. The General Partners will continue to monitor this situation. In the event the improved property operations do not continue, the borrower may not be able to meet debt service payments. Should the borrower default, the insured mortgage would be repaid through an insurance claim. While the Partnership would receive principal and basic interest on the insured mortgage, it would not receive any participation interest income.


       The General Partners are closely monitoring the bankruptcy proceedings of the borrower of the Greenhouse Apartments PIM and believe there may be further progress by the end of the year. Upon resolution of the bankruptcy, the Partnership will receive the outstanding principal of the Greenhouse Apartments PIM either as a prepayment or an insurance claim and then distribute these proceeds to investors as a special distribution. The General Partners do not anticipate receiving any participation interest income from this PIM.

       For the first five years of the PIMs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay the greater of a prepayment penalty or all participation interest. The participation features of the PIMs are neither insured nor guaranteed and if prepayment of a PIM results from an insurance claim the Partnership would not receive any prepayment penalty nor any participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

       Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined in Section 17 of the Partnership Agreement, and the source of cash distributions for the nine months ended September 30, 1996 and the period from inception to September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                 (Amounts in thousands, except per Unit amounts).

                                                       Nine Months Ended      Inception to
                                                      September 30, 1996   September 30, 1996
            Distributable Cash Flow:

            Income for tax purposes                           $10,418          $150,189

            Items not requiring (not providing)
             the use of operating funds:
              Amortization of prepaid expenses,
               fees and organization costs                        458             7,900
              Acquisition expenses paid from offering
               proceeds charged to operations                     -                 690
              Shared appreciation income/ prepayment
                penalties                                         -              (2,001)
              Gain on sale of MBS                                 -                (377)

            Total Distributable Cash Flow ("DCF")             $10,876          $156,401

            Limited Partners Share of DCF                     $10,550          $151,709

            Limited Partners Share of DCF per Limited

              Partner interest ( Unit )                       $   .72          $  10.35 (b)

            General Partners Share of DCF                     $   326          $  4,692


            Net Proceeds from Capital Transactions:

            Principal collections on PIMs and
             PIM sale proceeds including Shared
              Appreciation Income/ prepayment penalties       $   900          $ 47,602
            Principal collections on MBS and MBS
             sale proceeds                                      2,022            61,303
            Reinvestment of MBS and PIM principal
             collections and sale proceeds                        -             (41,966)
            Gain on sale of MBS                                   -                 377

            Total Net Proceeds from Capital
             Transactions                                     $ 2,922          $ 67,316

            Cash available for distribution

            (DCF plus proceeds from Capital
             Transaction)                                     $13,798          $223,717

            Distributions:
            Limited Partners                                  $12,311 (a)      $213,993 (a)

            Limited Partners Average per Unit                 $   .84 (a)      $  14.60 (a)(b)

            General Partners                                  $   326 (a)      $  4,692 (a)

                  Total Distributions                         $12,637          $218,685

       (a)    Includes an estimate of the November 1996 distribution.
       (b) Limited Partners average per Unit return of capital as of November 1996 is $4.25 [$14.60 - $10.35]. Return of capital represents that portion of distributions which are not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.


  Operations

       The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 1996 and 1995 (Amounts in thousands).

                                                  For the               For the
                                                 Three Months         Nine Months
                                               Ended September 30,  Ended September 30,

                                                1996      1995       1996     1995

                Interest income - PIMs:
                  Base interest                $2,960   $3,036    $9,060    $9,154
                  Participation interest           77       96       372       250
                Interest income on MBS            831      893     2,547     2,699
                Other interest income             102       86       282       254
                Partnership expenses             (464)    (501)   (1,385)   (1,485)

                    Distributable Cash Flow     3,506    3,610    10,876    10,872

                Decrease in accrued partici-
                 pation income receivable         (60)     -        (339)       -
                Amortization of prepaid fees
                 and expenses                    (437)    (437)   (1,310)   (1,310)

                    Net income                 $3,009   $3,173    $9,227    $9,562

  Net income decreased slightly during the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 due primarily to lower PIM and MBS interest income. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating interest income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.


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


       Krupp Insured Plus-II Limited Partnership
               (Registrant)



         BY:                            /s/ Robert A. Barrrows
                                        Robert A. Barrows
                                        Treasurer and Chief Accounting Officer
                                        of Krupp Plus Corporation,
                                        a General Partner.

  Date: October 25, 1996