Form 10-K
period 1996-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1997-03-27
CIK 805297

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K

   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1996


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

   Securities registered pursuant to Section 12(g) of the Act:
                                                          Units of Depositary
                                                             R e c e i p t s
                                                          representing
                                                          Units of Limited
                                                          Partner Interests

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

   Documents incorporated by reference: See Part IV, Item 14

   The exhibit index is located on pages 10-15.

                                      PART I

      This form 10-k contains forward-looking statements within the meaning of
   Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

      As of December 31, 1996, there were no personnel directly employed by the Partnership.

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

      The number of investors holding Units as of December 31, 1996 was approximately 15,000. One of the objectives of the Partnership is to provide quarterly distributions of cash flows generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to realization and payout of the existing mortgages.

      The  Partnership   made  the   following  distributions,   in  quarterly
   installments, to its Partners during the two years ended December 31, 1996 and 1995:

                                                 1996                   1995
                                           Amount    Per Unit     Amount    Per Unit

          Quarterly Distributions:
              Limited Partners          $16,414,171   $1.12    $16,414,173   $1.12
              General Partners              432,214                430,359

                                        $16,846,385            $16,844,532

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

                              1996           1995           1994         1993           1992

     Total revenues       $ 15,855,280   $ 16,366,468   $ 18,874,538 $ 19,209,240  $ 20,151,063

     Net income             12,331,212     12,656,200     14,147,772   14,525,508    15,501,205

     Net income allocated to:

       Limited Partners     11,961,276     12,276,514     13,723,339   14,089,743    15,036,169
       Average per Unit            .82            .84            .94          .96          1.03

       General Partners        369,936        379,686        424,433      435,765       465,036

       Total assets at
        December 31        207,552,419    212,789,466    215,697,082  241,054,891   253,077,218

     Distributions to:
       Limited Partners
        Quarterly           16,414,171     16,414,173     21,738,336   23,432,667    23,464,971
        Average per Unit          1.12           1.12           1.48         1.60          1.60

        Special                   -             -         17,293,504    2,637,993          -

        Average per Unit          -             -               1.18          .18          -

       General Partners         432,214       430,359        476,952      472,189       542,367

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

       The General Partners believe the Partnership can maintain the current distribution rate for the near future. However, in the event of PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

   During the first quarter of 1996, the borrower of the Lily Flagg Apartments PIM approached the Partnership about a potential sale of the property and the prepayment of the PIM. Since then, the borrower has informed the General Partners that a sale most likely will not occur until 1998 but requested a discharge of the loan s participation feature to improve the marketability of the property. The General Partners have agreed in principal to the borrower s request in exchange for a full payment of all additional interest earned through the date of the discharge, which is expected to occur during the second quarter of 1997.

       The borrower of the Colonial Park Apartments PIM sold the property during 1996 to a buyer who assumed the first mortgage loan and future obligations arising from the participation features. In addition, the Partnership received $35,000 of participation interest from the borrower accumulated through the date of sale. This assumption will preserve a favorable coupon interest rate for the Partnership and provide an opportunity to receive additional participation interest from the future operations and sale or refinancing of the property. The buyer intends to make capital improvements at the property that should enhance its operations and value, and could ultimately increase the participation interest the Partnership receives from this investment.

       Many of the other properties in the portfolio had solid performances during 1996. Average occupancy at most of the properties exceeded 90%, and moderate increases in market rental rates were achieved at many of the properties. Seven properties generated sufficient operating cash flow to reach the threshold for payment of participation interest to the Partnership during 1996.

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

       The General Partners are closely monitoring the bankruptcy proceedings of the borrower of the Greenhouse Apartments PIM. Upon resolution of the bankruptcy, the Partnership will receive the outstanding principal of the Greenhouse Apartments PIM either as a prepayment or an insurance claim and then distribute these proceeds to investors as a special distribution. The General Partners do not anticipate receiving any participation interest income from this PIM.

       Two other properties experienced operating difficulties over the past year, primarily due to soft markets. Country Meadows physical occupancy fell to the mid-80% range during 1996. Rental rates at the property compete unfavorably with the cost of home ownership in blue-collar Laurel, Maryland. Consequently, deep rental concessions are offered to encourage
   prospective  residents,  but  with  little success.    Denrich  Apartments
   average  occupancy  also was  in  the  mid-80%  range  during  1996.    The
   Philadelphia neighborhood where the property is located has many other apartment communities that are offering rental rate concessions. The property is in need of significant repairs which the borrower is unable to address due to limited operating cash flow. The property currently is operating under a workout plan which expires in December 1997; however, it is unlikely that operations will improve enough to support the contracted debt service. The General Partners are monitoring both of these properties closely.

       For the first five years of the PIMs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay the greater of a prepayment penalty or all participation interest that would be due as of the date of prepayment. The participation features of the PIMs are neither insured nor guaranteed and if prepayment of a PIM results from an insurance claim the Partnership would not receive any prepayment penalty nor any participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Factors such as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

       Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1996 and the period from inception through December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                           (Amounts in thousands, except per Unit amounts)

                                                                                 Inception
                                                                  Year Ended       Through
                                                                   12/31/96       12/31/96
            Distributable Cash Flow:

            Income for tax purposes                                 $13,886       $153,657

            Items not requiring (not providing) the use of
             operating funds:
              Amortization of prepaid expenses, fees and
               organization costs                                       578          8,020
              Acquisition expenses paid from offering
               proceeds charged to operations                           -              690
              Shared appreciation income/prepayment penalties           -           (2,001)
              Gain on sale of MBS                                       -             (377)

            Total Distributable Cash Flow ("DCF")                   $14,464       $159,989

            Limited Partners Share of DCF                           $14,030       $155,189

            Limited Partners Share of DCF per Unit                  $   .96       $  10.59

            General Partners Share of DCF                           $   434       $  4,800


            Net Proceeds from Capital Transactions:

            Principal collections on PIMs and PIM sale proceeds
             including Shared Appreciation Income/Prepayment
             Penalties                                              $ 1,211       $ 47,913
            Principal collections on MBS and MBS sale proceeds        2,587         61,868
            Reinvestment of MBS and PIM principal collections
             and sale proceeds                                          -          (41,966)
            Gain on sale of MBS                                         -              377

            Total Net Proceeds from Capital Transactions            $ 3,798       $ 68,192

            Cash available for distribution

            (DCF plus proceeds from Capital Transactions)           $18,262       $228,181

            Distributions:

              Limited Partners                                      $16,414(a)    $218,096(b)

              Limited Partners Average per Unit                     $  1.12(a)    $  14.88(b)(c)

              General Partners                                      $   434(a)    $  4,800(b)

                    Total Distributions                             $16,848       $222,896

   (a) Represents all distributions paid in 1996 except the February 1996 distribution and includes an estimate of the distribution to be paid in February 1997.
   (b)  Includes an estimate of the distribution to be paid in February 1997.
   (c) Limited Partners average per Unit return of capital as of February 1997 is $4.29 [$14.88 - $10.59] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

   Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1996, 1995 and 1994.

                                                          (Amounts in thousands)
                                                    1996         1995          1994
              Interest income on PIMs:
                Base interest                     $12,070       $12,198       $13,109
                Participation interest received       419           250           271
              Interest income on MBS
               and insured mortgages                3,366         3,573         4,031
              Other interest income                   387           346           374
              Partnership expenses                 (1,778)       (1,964)       (2,335)

              Distributable Cash Flow              14,464        14,403        15,450

              Shared Appreciation Income/
                Prepayment Penalties                 -              -             988
              Accrued Participation interest
                income/(Accrued Participation
                interest received)                   (387)          -             102
              Amortization of prepaid fees,
               expenses and organization costs     (1,746)       (1,747)       (2,392)

                  Net Income                      $12,331       $12,656       $14,148

       Net income decreased slightly in 1996 as compared to 1995 due primarily to lower PIM base interest and MBS interest income and lower Partnership expenses. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating interest income for the Partnership. As invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income Partnership expenses declined due to lower general and administrative expenses and a reduction in reimbursements paid to affiliates in connection with maintaining the books and records of the Partnership as well as the preparation and mailing of investor communications.

   Net income decreased  approximately $1,492,000 during  1995 as compared  to
   1994
   due primarily to lower interest income that resulted from a reduction in the invested assets in the Partnership. The reduction in assets was a result of a payoff of the Mediterranean Village PIM during September 1994. Subsequently, a special distribution was made from the Partnership using the payoff proceeds and a portion of the available cash. The decline in net income from 1994 to 1995 is also related to participation income recognized in 1994 from the payoff of the Mediterranean Village PIM and the payment of participation income related to the Longwood Villas PIM which together totaled approximately $1.1 million. Interest income on MBS decreased in 1995 versus 1994 and will continue to decline as principal collections decrease the Partnership's MBS portfolio. The Partnership will continue to see a decline in base interest income on its PIMs based on the amortization of the underlying mortgages. Expenses decreased approximately $1,017,000 in 1995 versus 1994 primarily resulting from reduced amortization expense. As a result of the repayment of the Mediterranean Village PIM, the Partnership fully amortized its associated prepaid fees and expenses which increased amortization expense in 1994 as compared to 1995. During 1995, the Partnership experienced a decrease in expense reimbursements to affiliates and a decrease in the asset management fee due to a reduced asset base when compared to 1994.

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

                                           Position with
            Name and Age                   Krupp Plus Corporation

            Douglas Krupp (50)             Co-Chairman of the Board
            George Krupp (52)              Co-Chairman of the Board
            Laurence Gerber (40)           President
            Peter F. Donovan (43)          Senior Vice President
            Robert A. Barrows (39)         Vice President and Treasurer

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

      Peter F. Donovan is President of Berkshire Mortgage Finance and directs the underwriting, servicing and asset management of a $3.9 billion multi-family loan portfolio. Previously, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11. EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1996, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,655,412 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

               (10.29) Subordinated     Multifamily     Mortgage    (including
                       Subordinated Promissory Note) dated March 29, 1989 between Daniel Properties XI Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit
                       19.8 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 (File No. 0-16817)].*

               (10.30) Guaranty Agreement  dated April  19, 1994  between SCA-
                       Florida Holdings (I) Incorporated and Krupp Insured Plus-II Limited Partnership. [Exhibit 10.29 to Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16317)]*

               (10.31) Agreement of  Release, Assumption  and Modification  of
                       Subordinated Promissory Note and Subordinated Mortgage by and among Daniel Properties XI Limited Partnership, SCA-Florida Holdings (I) Incorporated and Krupp Insured Plus-II Limited Partnership. [Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16817)].*

               Lily Flagg Station

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

           * Incorporated by reference.

   (c)    Reports on Form 8-K

               During the last quarter of the year ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 1997.

                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            By: Krupp Plus Corporation,
                                a General Partner



                            By: /s/ Douglas Krupp
                                Douglas Krupp, Co-Chairman
                                (Principal Executive Officer) and
                                Director of Krupp Plus Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of February, 1997.

               Signatures                     Title(s)


   /s/ Douglas Krupp               Co-Chairman (Principal Executive Officer)
   Douglas Krupp                   and Director  of Krupp  Plus Corporation, a
                                   General Partner

   /s/ George Krupp                Co-Chairman (Principal Executive Officer)
   George Krupp                    and Director of Krupp  Plus Corporation,  a
                                   General Partner


   /s/ Laurence Gerber             President of Krupp Plus Corporation, a
   Laurence Gerber                 General Partner


   /s/ Peter F. Donovan            Senior Vice President of Krupp Plus
   Peter F. Donovan                Corporation, a General Partner


   /s/ Robert A. Barrows           Treasurer and Chief Accounting Officer of
   Robert A. Barrows               Krupp Plus Corporation, a General Partner

                                    APPENDIX A

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP











                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1996

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




   Report of Independent Accountants                                       F-3

   Balance Sheets at December 31, 1996 and 1995                            F-4

   Statements of Income for the Years Ended December 31,
   1996, 1995 and 1994                                                     F-5

   Statements of Changes in Partners' Equity for the Years
   Ended December 31, 1996, 1995 and 1994                                  F-6

   Statements of Cash Flows for the Years Ended December 31, 1996,
   1995 and 1994                                                           F-7

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus-II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                   COOPERS & LYBRAND L.L.P.




   Boston, Massachusetts
   January 30, 1997

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                      December 31, 1996 and 1995


                                                ASSETS
                                                                         1996         1995

      Participating Insured Mortgages ("PIMs") (Notes B, C and H)    $151,717,926  $152,929,361
      Mortgage-Backed Securities and multi-family insured
       mortgages("MBS") (Notes B, D and H)                             41,283,769    44,597,272

          Total mortgage investments                                  193,001,695   197,526,633

      Cash and cash equivalents (Notes B and H)                         7,921,270     5,963,681
      Short-term investment                                                  -          498,160
      Interest receivable and other assets                              1,604,301     2,029,363
      Prepaid acquisition fees and expenses, net of
       accumulated amortization of $8,279,914 and
       $6,954,567, respectively (Note B)                                3,888,963     5,214,310
      Prepaid participation servicing fees, net of
       accumulated amortization of $2,629,406 and
       $2,208,277, respectively (Note B)                                1,136,190     1,557,319

          Total assets                                               $207,552,419  $212,789,466


                                   LIABILITIES AND PARTNERS' EQUITY


      Liabilities                                                    $     18,900  $     14,760

      Partners' equity (deficit) (Notes A and E ):

        Limited Partners                                              207,196,050   211,648,945
         (14,655,512 Units outstanding)
        General Partners                                                 (217,867)     (155,589)

        Unrealized gain on MBS (Note B)                                   555,336     1,281,350

          Total Partners' equity                                      207,533,519   212,774,706

          Total liabilities and Partners' equity                     $207,552,419  $212,789,466

                                The accompanying notes are an integral
                                   part of the financial statements.

                             KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                          STATEMENTS OF INCOME

                          For the Years Ended December 31, 1996, 1995 and 1994
                                                             1996         1995          1994

          Revenues:
            Interest income - PIMs:
              Base interest                              $12,070,443  $12,198,330   $13,108,877
              Participation interest                          31,948      249,812     1,360,047
            Interest income - MBS                          3,366,026    3,572,641     4,031,477
            Other interest income                            386,863      345,685       374,137

                 Total revenues                           15,855,280   16,366,468    18,874,538

          Expenses:
            Asset management fee to an affiliate
             (Note F)                                      1,458,207    1,487,312     1,579,713
            Expense reimbursement to affiliates
             (Note F)                                        155,091      227,167       467,986
            Amortization of prepaid expenses and
             fees (Note B)                                 1,746,476    1,746,477     2,391,571
            General and administrative                       164,294      249,312       287,496

                 Total expenses                            3,524,068    3,710,268     4,726,766

          Net income (Note G)                            $12,331,212  $12,656,200   $14,147,772

          Allocation of net income (Note E):

            Limited Partners                             $11,961,276  $12,276,514   $13,723,339

            Average net income per Limited Partner
             interest                                    $       .82  $       .84   $       .94
             (14,655,512 Limited Partner
             interests outstanding)

            General Partners                             $   369,936  $   379,686   $   424,433

                                   The accompanying notes are an integral
                                     part of the financial statements.

                                 KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                           For the Years Ended December 31, 1996, 1995 and 1994

                                                                                   Total
                                         Limited        General     Unrealized    Partners'
                                         Partners       Partners       Gains       Equity

        Balance at December 31, 1993    $ 241,095,105   $ (52,397)      -       $ 241,042,708

        Net income                         13,723,339     424,433       -          14,147,772

        Quarterly distributions           (21,738,336)   (476,952)      -         (22,215,288)

        Special distributions             (17,293,504)       -          -         (17,293,504)

        Balance at December 31, 1994      215,786,604    (104,916)      -         215,681,688

        Net income                         12,276,514     379,686       -          12,656,200

        Distributions                     (16,414,173)   (430,359)      -         (16,844,532)

        Unrealized gain on MBS                 -             -       1,281,350      1,281,350

        Balance at December 31, 1995      211,648,945    (155,589)   1,281,350    212,774,706

        Net income                         11,961,276     369,936       -          12,331,212

        Quarterly distributions           (16,414,171)   (432,214)      -         (16,846,385)

        Change in unrealized gain              -             -        (726,014)      (726,014)

        Balance at December 31, 1996    $ 207,196,050   $(217,867)  $  555,336  $ 207,533,519

                                The accompanying notes are an integral
                                 part of the financial statments

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                         For the Years Ended December 31, 1996, 1995 and 1994

                                                         1996          1995            1994

     Operating activities:
      Net income                                    $ 12,331,212   $ 12,656,200    $ 14,147,772
      Adjustments to reconcile net income to net
       cash provided by operating activities:
       Amortization of short-term investment
       discount                                          (13,630)        (7,973)         -
       Amortization of prepaid expenses and
        fees                                           1,746,476      1,746,477       2,391,571
       Shared appreciation income/prepayment
         penalties                                         -               -           (987,550)
       Changes in assets and liabilities:
           Decrease (increase) in interest receivable
            and other assets                             425,062        154,566          (3,939)
           Increase (decrease) in liabilities              4,140           (634)          3,211

             Net cash provided by operating
               activities                             14,493,260     14,548,636      15,551,065

     Investing activities:
       Short-term investment                            (488,210)      (490,187)         -
     Principal collections on MBS                      2,587,489      2,155,335       5,991,565
       Principal collections on PIMs                   1,211,435      1,113,310       1,057,016
       Proceeds from sale of PIM and PIM
        prepayment including shared
        appreciation income of $987,550
         in 1994                                          -                -         12,113,315
       Investment in MBS                                  -              27,909        (146,053)
       Proceeds from sale of investment                1,000,000         -                -

             Net cash provided by investing
              activities                               4,310,714      2,806,367      19,015,843

     Financing activities:
       Quarterly distributions                       (16,846,385)   (16,844,532)    (22,215,288)
       Special distributions                              -              -          (17,293,504)

             Net cash used for financing
              activities                             (16,846,385)   (16,844,532)    (39,508,792)

     Net increase (decrease) in cash and
       cash equivalents                                1,957,589        510,471      (4,941,884)

     Cash and cash equivalents, beginning of year      5,963,681      5,453,210      10,395,094

     Cash and cash equivalents, end of year         $  7,921,270   $  5,963,681     $ 5,453,210

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

         Estimates and Assumptions

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

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

       Generally, the participation features consist of the following: (i) "Minimum Additional Interest" rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared
       Income Interest will be from the operations of the property and is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively.

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

       During the fourth quarter of 1996, the borrower of the Colonial Park Apartments PIM sold the property to a buyer that assumed the first mortgage loan and future obligations arising from the participation features. The Partnership received $35,000 as a discounted payoff of the accumulated participation interest then due from the original borrower. By permitting the sale, the Partnership will retain a favorable coupon rate and the potential to realize future participation income.

       On September 30, 1994, the Partnership received a prepayment on the Mediterranean Village PIM totaling $12,581,806. The repayment consisted of outstanding principal of $11,125,765, a prepayment penalty of $861,319 and accrued and delinquent base interest of $594,722. The prepayment penalty received by the Partnership was in excess of what the Partnership would have received under the Shared Appreciation calculation. Under that calculation, the Partnership would have received approximately $525,000 in Shared Appreciation and $215,000 of accrued Shared Income or Minimum Additional Interest.

     Listed in the chart is a summary of the Partnership's PIM investments. The Partnership's PIMs consisted of the following at December 31, 1996 and 1995:

                 Aggregate       Number      Permanent
                 Original        of PIMs     Interest      Maturity           Investment Basis
   Issuer        Principal     at 12/31/96   Rate Range   Date Range         at December 31,
                                                                            1996          1995
   GNMA        $121,422,795      15 (a)      6.25%-8.5%   4/23 - 4/31   $116,109,644  $117,026,510
                                             (b)(c)(d)
   FNMA          30,015,000       4          7.25%-7.75%    10/99         28,552,155    28,810,803

   FHA            7,220,800       1             8.55%       11/30          7,056,127     7,092,048

               $158,658,595      20                                     $151,717,926  $152,929,361

   (a) Includes two PIMs - Richmond Park and Saratoga - in which the Partnership holds a 62% and 50% interest, respectively, and the remaining portion is held by an affiliate of the Partnership.
   (b) The Partnership agreed to temporarily reduce the interest rate on the Harbor House PIM effective on March 1, 1992, for a period of thirty months at rates ranging from 6.75% to 7.75% per annum. Since then the rate has been 8.25% per annum. As consideration for this reduction, the Partnership increased its Minimum Additional Interest from .5% to .75% as well as reduced the Shared Appreciation Interest Base to $13,000,000 from $13,750,000.
   (c) In May 1993, the Partnership agreed to temporarily reduce the interest rate of the Le Couer du Monde PIM, retroactive to October 1, 1992. The reduction lasted for thirty-six months and ranged from 6.375% to 8.125% per annum. The current interest rate is 8.25% per annum. Any unpaid interest is payable from the net proceeds from a sale or refinancing of the property. As consideration for this reduction, the Partnership increased its Shared Appreciation Interest rate from 30% to 35% and decreased the base value used for this calculation from $10,795,260 to $9,814,200.
   (d) On June 28, 1995, the Partnership entered into a temporary interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then will increase to 6.75% per annum for the following thirty-six month period and then increase to the original interest rate of 8% per annum. The difference between interest at the original interest rate and the reduced interest rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation interest to the Partnership. Also under the agreement, the base level for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.

        The  underlying mortgages  of  the PIMs  are  collateralized  by multi-
        family    apartment  complexes located  in  12 states.    The apartment
        complexes range in size from 80 to 736 units.

   D. MBS

      At December 31, 1996, the Partnership's MBS portfolio has an amortized cost of $40,728,433 and unrealized gains and losses of approximately $830,000 and $275,000, respectively. At December 31, 1995, the Partnership's MBS portfolio had an unamortized cost of $43,315,922 and unrealized gains and losses of approximately $1,285,000 and $4,000, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.

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

      During 1996 and 1995, the Partnership made quarterly distributions totaling $1.12 per unit. During 1994, the Partnership made quarterly distributions totaling $1.48 and special distributions of $1.18 per Unit.

      As of December 31, 1996, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                      Corporate
                                       Limited      General   Unrealized
                        Unitholders    Partner      Partners     Gain         Total

          Capital      $292,176,381  $ 2,000         $ 3,000  $    -      $292,181,381
          contributions

          Syndication
          costs         (15,580,734)     -            -            -       (15,580,734)

          Quarterly    (194,059,976)   (1,360)    (4,692,760)      -      (198,754,096)
          distributions

          Special       (19,931,361)     (136)        -            -       (19,931,497)
          distributions

          Net income    144,590,222     1,014      4,471,893       -       149,063,129

          Unrealized
          gain on MBS        -           -             -        555,336        555,336
          Total at
          December 31
          1996         $207,194,532   $ 1,518     $ (217,867) $ 555,336   $207,533,519

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

   G.  Federal Income Taxes

       The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership's 1996 federal income tax return is as follows:

                Net income per statement of income                      $ 12,331,212

                    Add:  Book to tax difference for participation
                            Income                                           387,293

                          Book to tax difference for amortization of
                            prepaid expenses and fees                      1,167,946

                    Net income for federal income tax purposes          $ 13,886,451

       The allocation of the 1996 net income for federal income tax purposes is as follows:

                                                           Portfolio
                                                            Income

                     Unitholders                          $ 13,469,765
                     Corporate Limited Partner                      92
                     General Partners                          416,594

                                                          $ 13,886,451

                For the years ended December 31, 1996, 1995 and 1994 the average per unit income to the Unitholders for federal income tax purposes was $.95, $.84 and $1.05, respectively.

   H. Fair Value Disclosures of Financial Instruments

      The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

          Cash and Cash Equivalents and Short-term Investment

          The carrying amount approximates fair value because of the short maturity of those instruments.

          MBS

          The Partnership estimates the fair value of MBS based on quoted market prices.

          PIMs

          There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership s estimated fair value arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs had gross unrealized gains and losses of approximately $3,282,000 and $343,000 respectively, at December 31, 1996 and gross unrealized gains of approximately $5,606,000 at December 31, 1995.


     At December 31, 1996 and 1995, the estimated fair values of the Partnership's financial instruments are as follows:

                                                           1996          1995
                    Cash and cash equivalents and
                     short-term investment               $  7,921      $  6,454
                    MBS                                    41,284        44,597
                    PIMs                                  154,657       158,535

                                                         $203,862      $209,586

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 1996
                                                  Normal
                                                 Monthly                                 Carrying
                         Interest   Maturity      Payment     Original       Current     Amount at
     PIMs (a)            Rate (b)   Date (k)        (l)     Face Amount   Face Amount    12/31/96
     GNMA

      Colonial Park       8.25%     4/15/23     $  19,700   $  2,700,000  $  2,540,874    $  2,540,874
       Apts
      Euclid, OH

      Country Meadows
       Apts
      Savage, MD          8.25%
                          (c)(e)(h)      10/15/30
                                                     89,100   12,475,000    12,175,878    12,175,878


      Denrich Apartments
      Philadelphia, PA    6.25%
                          (c)(e)
                          (h)(r)         12/15/23    24,900    3,500,000     3,305,836     3,305,836



      Fallwood Apts.
      Indianapolis, IN    8.00%
                          (c)(e)(h)      7/15/23     49,700    7,000,000     6,587,160     6,587,160


      Greenbrier Apts.
      Overland Park, KS   8.25%
                          (c)(e)(h)      9/15/23     17,100    2,350,000     2,220,556     2,220,556


      Harbor House Apts.
      Madison, WI         8.25%
                          (g)(h)(m)
                                         4/12/31     89,200   12,484,304    12,230,830    12,230,830


      Lakeside Apts.
      Mountlake Terrace,
       WA                 8.00%
                          (c)(e)(h)      6/15/23     75,400   10,620,000     9,979,555     9,979,555



      Le Coeur du Monde
       Apts
      St. Louis, MO       8.25%
                          (c)(f)
                          (n)            10/15/30    70,100    9,814,200     9,574,782     9,574,782



      Lily Flagg Station
      Huntsville, AL      8.00%
                          (c)(e)(h)      4/15/24     89,500   12,594,835    11,940,217    11,940,217


      Longwood Villas
       Apts
      Orlando, FL         8.00%
                          (q)            4/15/24     47,500    6,690,456     6,342,718     6,342,718


      Pine Ridge Apts.
      Chicago, IL         8.25%
                          (c)(e)(h)      11/15/23    32,300    4,433,100     4,196,051     4,196,051


      Richmond Park
      Richmond Heights,
       OH                 7.50%
                          (c)(e)(h)      8/15/24    107,900   16,000,000    15,125,112    15,125,112

        Saratoga Apts.
         Rolling Meadows,
         IL                7.875%
                           (c)(e)(h)  8/15/24     47,300
                                                           6,750,000       6,408,279    6,408,279



        The Greenhouse
        Omaha, NE          8.50%
                           (d)(e)(h)  2/15/30     64,600
                                                           8,810,900       8,584,527    8,584,527

        Westbrook Manor
         Apts.
        Omaha, NE          8.25%
                           (c)(e)(h)  5/15/23     37,900
                                                           5,200,000       4,897,269    4,897,269




                                                           121,422,795   116,109,644  116,109,644


        FNMA

        Carlyle Court
        Indianapolis, IN

                           7.25%
                           (c)(e)(h)

                                      10/1/99

                                                  54,400
                                                    (o)

                                                            8,280,000

                                                                           7,862,659

                                                                                        7,862,659



        Hillside Court
        Centerville, OH    7.25%
                           (c)(e)(h)  10/1/99     30,000
                                                    (o)
                                                           4,590,000       4,358,648    4,358,648

        Stanford Court
        Speedway, IN       7.25%
                           (c)(e)(h)  10/1/99     46,700
                                                    (o)
                                                           7,110,000       6,751,581    6,751,581


        Waterford Court
        Lafayette, IN      7.75%
                           (c)(g)(j)  10/1/99     69,500
                                                    (o)
                                                           10,035,000      9,579,267    9,579,267



                                                           30,015,000     28,552,155   28,552,155


        HUD
        Walden Village
         Apts.
        Dayton, OH         8.55%
                           (c)(f)(i)  11/1/30     53,200
                                                           7,220,800       7,056,127    7,056,127



                                                           $158,658,595 $151,717,926 $151,717,926
                                                                                          (s)

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

   (p) The Partnership permitted the borrower to sell the property and allowed the buyer to assume the first mortgage loan. The Partnership received from the borrower $35,000 of participation interest accumulated through the date of sale. In addition, this buyer entered into an agreement with the Partnership to pay additional interest calculated monthly and payable semiannually at a rate of .5% per annum on the unpaid principal balance of the insured mortgage loan.

   (q) The Partnership permitted the borrower to sell the property and the buyer assumed the first mortgage loan and any future obligations arising under the participation features. The Partnership received $35,000 as a discounted payoff of the accumulated participation interest through the sale date.

   (r) On June 28, 1995, the Partnership entered into a temporary interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then increases to 6.75% per annum for the following thirty-six month period and then increases to the original interest rate of 8% per annum. The difference between interest at the original interest rate and the reduced interest rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation interest to the Partnership. Also under the agreement, the base level for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.

    (s) The aggregate cost of PIMs for federal income tax purposes is $151,717,926.

     A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1996 is as follows:

                                                      1996         1995             1994

             Balance at beginning of period    $152,929,361    $154,042,671     $166,225,452

             Deductions during period:
              Sales proceeds and
               principal prepayment                  -               -           (11,125,765)
              Principal collections              (1,211,435)     (1,113,310)      (1,057,016)

             Balance at end of period          $151,717,926    $152,929,361     $154,042,671