Form 10-Q
period 1997-03-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1997-05-12
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THEx SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1997

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

                                            BALANCE SHEETS


                                                ASSETS
                                                           March 31,    December 31,
                                                             1997            1996

            Participating Insured Mortgages ("PIMs")     $151,402,766   $151,717,926
              (Note 2)
            Mortgage-Backed Securities and multi-family
             insured mortgages("MBS") (Note 3)             40,496,162     41,283,769

              Total mortgage investments                  191,898,928    193,001,695

            Cash and cash equivalents                       7,884,697      7,921,270
            Interest receivable and other assets            1,569,428      1,604,301
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $8,611,252
             and $8,279,914, respectively                   3,557,625      3,888,963
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,734,688 and
             $2,629,406, respectively                       1,030,908      1,136,190

              Total assets                               $205,941,586   $207,552,419


                                   LIABILITIES AND PARTNERS' EQUITY


            Liabilities                                  $      4,239   $     18,900

            Partners' equity (deficit) (Note 5):

              Limited Partners                            205,998,810    207,196,050
               (14,655,512 Limited Partner
                interests outstanding)

              General Partners                               (235,639)      (217,867)

              Unrealized gain on MBS                          174,176        555,336

                Total Partners' equity                    205,937,347    207,533,519

              Total liabilities and partners' equity     $205,941,586   $207,552,419

                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                                            For the Three Months
                                                              Ended March 31,

                                                            1997           1996

            Revenue:
              Interest income - PIMs:
                Base interest                            $3,003,629     $3,027,700


                Participation interest                        -             16,010
              Interest income - MBS                         804,591        865,955
              Other interest income                         103,520         89,104

                Total revenue                             3,911,740      3,998,769

            Expenses:
              Asset management fee to an affiliate          355,452        365,418
              Expense reimbursements to affiliates           34,541         58,835
              Amortization of prepaid fees and
               expenses                                     436,620        436,619
              General and administrative                     88,938         52,981

                Total expenses                              915,551        913,853

            Net income                                   $2,996,189     $3,084,916

            Allocation of net income (Note 5):

              Limited Partners                           $2,906,303     $2,992,369

              Average net income per Limited Partner
                interest (14,655,512 Limited Partner
                interests outstanding)                   $      .20     $      .20

              General Partners                           $   89,886     $   92,547

                                The accompanying notes are an integral
                                   part of the financial statements.

                           KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                    STATEMENTS OF CASH FLOWS



                                                               For the Three Months
                                                                 Ended March 31,

                                                                1997          1996

     Operating activities:
       Net income                                           $2,996,189    $ 3,084,916
       Adjustments to reconcile net income to net cash
        provided by operating activities:
           Amortization of discounts on short-term
             investments                                          -            (4,902)
           Amortization of prepaid fees and expenses           436,620        436,619
           Changes in assets and liabilities:
             Decrease in interest receivable
              and other assets                                  34,873         27,999
             Decrease in liabilities                           (14,661)        (9,399)

               Net cash provided by operating activities     3,453,021      3,535,233

     Investing activities:
       Principal collections on PIMs                           315,160        292,903
       Principal collections on MBS                            406,447        631,976
       Maturity of short-term investment                          -           500,000
       Short-term investment                                      -          (488,210)

               Net cash provided by investing activities       721,607        936,669


     Financing activity:
       Distributions                                        (4,211,201)    (4,209,465)

     Net increase(decrease) in cash and cash equivalents       (36,573)       262,437

     Cash and cash equivalents, beginning of period          7,921,270      5,963,681

     Cash and cash equivalents, end of period               $7,884,697    $ 6,226,118

                             The accompanying notes are an integral
                               part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


   1.  Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-II Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

       The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.  PIMs

       At March 31, 1997, the Partnership's PIM portfolio has a fair value of $152,108,272 and gross unrealized gains and losses of $1,875,910 and $1,170,404, respectively. The Partnership's PIMs have maturities ranging from 2009 to 2031.

   3.  MBS

       At March 31, 1997, the Partnership's MBS portfolio has an amortized cost of $40,321,986 and gross unrealized gains and losses of $729,107 and $554,931, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

   4.  Changes in Partners' Equity

       A summary of changes in Partners' Equity for the three months ended March 31, 1997 is as follows:

                                                                                Total
                                          Limited      General    Unrealized  Partners'
                                          Partners     Partners      Gain       Equity

       Balance at December 31, 1996    $207,196,050   $(217,867) $ 555,336   $207,533,519

       Net income                         2,906,303      89,886       -         2,996,189

       Distributions                     (4,103,543)   (107,658)      -        (4,211,201)

       Decrease in
         unrealized gain on MBS              -            -       (381,160)      (381,160)

       Balance at March 31, 1997       $205,998,810   $(235,639) $ 174,176   $205,937,347

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

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

   Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined in Section 17 of the Partnership Agreement, and the source of cash distributions for the three months ended March 31, 1997 and the period from inception to March 31, 1997. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. (Amounts in thousands, except per Unit amounts).

                                                      Three Months Ended    Inception to
                                                       March 31, 1997      March 31, 1997
            Distributable Cash Flow:

            Income for tax purposes                           $3,288           $156,945

            Items not requiring (not providing)
             the use of operating funds:
              Amortization of prepaid expenses,
               fees and organization costs                       145              8,165


              Acquisition expenses paid from offering
               proceeds charged to operations                    -                  690

              Shared appreciation income/ prepayment             -               (2,001)
                penalties
              Gain on sale of MBS                                -                 (377)

            Total Distributable Cash Flow ("DCF")             $3,433           $163,422

            Limited Partners Share of DCF                     $3,330           $158,519

            Limited Partners Share of DCF per Limited
              Partner interest ( Unit )                       $  .23           $  10.82 (b)

            General Partners Share of DCF                     $  103           $  4,903


            Net Proceeds from Capital Transactions:

            Principal collections on PIMs and
             PIM sale proceeds including Shared
              Appreciation Income/ prepayment penalties       $  315           $ 48,228
            Principal collections on MBS and MBS
             sale proceeds                                       406             62,274



            Distributable Cash Flow and Net Cash Proceeds From Capital Transactions, Continued

            Reinvestment of MBS and PIM principal
             collections and sale proceeds                       -              (41,966)

            Gain on sale of MBS                                  -                  377

            Total Net Proceeds from Capital
             Transactions                                     $  721           $ 68,913

            Cash available for distribution

            (DCF plus proceeds from Capital
             Transaction)                                     $4,154           $232,335


            Distributions:
            Limited Partners                                  $4,104 (a)       $222,200 (a)



            Limited Partners Average per Unit                 $  .28 (a)       $  15.16 (a)(b)

            General Partners                                  $  103 (a)       $  4,903 (a)

                  Total Distributions                         $4,207           $227,103

(a)   Includes an estimate of the May 1997 distribution.
(b) Limited Partners average per Unit return of capital as of May 1997 is $4.34 [$15.16 - $10.82]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

Operations

The following discussion relates to the operation of the Partnership during the three months ended March 31, 1997 and 1996.

                                                              (Amounts in thousands)
                                                             1997           1996

                Interest income - PIMs:
                  Base interest                            $3,004         $3,028
                  Participation interest                       -              16
                Interest income on MBS                        805            866
                Other interest income                         103             89
                Partnership expenses                         (479)          (477)

                    Distributable Cash Flow                 3,433          3,522

                Amortization of prepaid fees and expenses    (437)          (437)

                    Net income                             $2,996         $3,085

   Net income decreased slightly during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Most of the decrease can be attributed to a reduction in the interest earned on MBS which is a result of prepayments and scheduled payments received on the MBS. The Partnership funds a portion of its distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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



                           Krupp Insured Plus-II Limited Partnership
                                                        (Registrant)



                           BY:  /s/Robert A. Barrows
                                Robert A. Barrows
                                Treasurer and Chief Accounting Officer of Krupp Plus Corporation, a GeneralPartner.


   Date:  April 23, 1997