Form 10-Q
period 1997-06-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1997-08-14
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                         to




                 Commission file number          0-16817


                    Krupp Insured Plus-II Limited Partnership


               Massachusetts                               04-2955007
   (State or other jurisdiction of                         ( I R S   employer
   incorporation or organization)                          identification no.)

   470 Atlantic Avenue, Boston, Massachusetts                      02210
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

                                            BALANCE SHEETS

                                                ASSETS
                                                           June 30,     December 31,
                                                             1997            1996

            Participating Insured Mortgages ("PIMs")     $141,149,037   $151,717,926
              (Note 2)
            Mortgage-Backed Securities and multi-family
             insured mortgages("MBS") (Note 3)             40,476,582     41,283,769

              Total mortgage investments                  181,625,619    193,001,695

            Cash and cash equivalents                       8,466,911      7,921,270
            Interest receivable and other assets            1,296,080      1,604,301
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $8,106,629
             and $8,279,914, respectively                   3,139,751      3,888,963
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,619,056 and
             $2,629,406, respectively                         894,486      1,136,190

              Total assets                               $195,422,847   $207,552,419


                                   LIABILITIES AND PARTNERS' EQUITY


            Liabilities                                  $     12,810   $     18,900

            Partners' equity (deficit) (Note 4):

              Limited Partners                            194,999,836    207,196,050
               (14,655,512 Limited Partner
                interests outstanding)

              General Partners                               (230,067)      (217,867)

              Unrealized gain on MBS                          640,268        555,336

                Total Partners' equity                    195,410,037    207,533,519

              Total liabilities and partners' equity     $195,422,847   $207,552,419


                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME




                                           For the Three Months      For the Six Months
                                               Ended June 30,            Ended  June 30,

                                              1997        1996         1997        1996


            Revenues:
             Interest income - PIMs:
                Base interest              $2,931,125  $3,072,256   $5,934,754  $6,099,956
                Participation interest        783,195        -         783,195      16,010
             Interest income - MBS            794,547     850,168    1,599,138   1,716,123
             Other interest income            125,272      90,899      228,792     180,003

                Total revenues              4,634,139   4,013,323    8,545,879   8,012,092

            Expenses:
             Asset management fee to an
              affiliate                       351,761     363,490      707,213     728,908
             Expense reimbursements to
              affiliates                       42,576      48,729       77,117     107,564
             Amortization of prepaid
                expenses and fees             554,296     436,620      990,916     873,239
             General and administrative        66,968      31,038      155,906      84,019

                Total expenses              1,015,601     879,877    1,931,152   1,793,730

            Net income                    $ 3,618,538  $3,133,446   $6,614,727  $6,218,362


            Allocation of net income
             (Note 4):
              Limited Partners            $ 3,509,982  $3,039,442   $6,416,285  $6,031,811

              Average net income per
              Limited Partner interest
              (14,655,512 Limited Partner
              interests outstanding)      $       .24  $      .21   $      .44  $      .41

              General Partners            $   108,556  $   94,004   $  198,442  $  186,551



                                    The accompanying notes are an integral
                                       part of the financial statements.





                                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                    STATEMENTS OF CASH FLOWS



                                                               For the Six Months
                                                                 Ended June 30,

                                                                1997          1996

            Operating activities:
             Net income                                     $ 6,614,727   $ 6,218,362
             Adjustments to reconcile net income to
              net cash provided by operating activities:
               Amortization of discounts on short-term
                Investments                                       -           (10,829)
               Amortization of prepaid expenses and fees        990,916       873,239
               Shared appreciation income                      (334,250)        -
               Changes in assets and liabilities:
                 Decrease in interest receivable and
                  other assets                                  308,221       318,130
                 Decrease in liabilities                         (6,090)       (6,736)

                   Net cash provided by operating
                    activities                                7,573,524     7,392,166

            Investing activities:
             Principal collections on PIMs including shared
               appreciation income of $334,250 in 1997       10,903,139       594,561
             Principal collections on MBS                       892,119     1,396,934
             Maturity of short-term investment                    -           500,000
             Short-term investment                                -          (488,210)

                   Net cash provided by investing
                    activities                               11,795,258     2,003,285

            Financing activities:
             Special distributions                          (10,405,413)        -
             Quarterly distributions                         (8,417,728)   (8,418,654)

                   Net cash provided by financing
                    activities                              (18,823,141)   (8,418,654)

            Net increase in cash and cash equivalents           545,641       976,797

            Cash and cash equivalents, beginning of period    7,921,270     5,963,681

            Cash and cash equivalents, end of period        $ 8,466,911   $ 6,940,478







                                                 -6-
                            The accompanying notes are an integral
                                   part of the financial statements.

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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.  PIMs

On June 17, 1997, the Partnership received a prepayment of the Lakeside
Apartments  PIM.   The  Partnership  received  the  outstanding
principal balance of $9,935,167, a prepayment penalty of $99,000, shared appreciation interest of $235,000 and prior shared interest income of $335,000. As a result of the prepayment, the Partnership has fully amortized the remaining prepaid fees and expenses associated with this PIM and retired them. On June 27, 1997, the Partnership made a special distribution of $.71 per Limited Partner interest with the proceeds from the outstanding principal proceeds, the prepayment penalty and the shared appreciation.

At June 30, 1997, the Partnership's PIM portfolio has a fair value of $144,508,154 and gross unrealized gains and losses of $3,475,401 and $116,284, respectively. The Partnership's PIMs have maturities ranging from 2009 to 2031.


   3.  MBS

At June 30, 1997, the Partnership's MBS portfolio has an amortized cost of $39,836,314 and gross unrealized gains and losses of $862,505 and $222,237, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.

                             KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

   4.   Changes in Partners' Equity

A summary of changes in Partners' Equity for the six months ended June 30, 1997 is as follows:

                                                                                Total
                                           Limited     General     Unrealized Partners'
                                           Partners    Partners    Gain        Equity Total


          Balance at December 31, 1996  $207,196,050   $(217,867)  $  555,336   $207,533,519

          Net income                       6,416,285     198,442        -          6,614,727
          Quarterly distributions         (8,207,086)   (210,642)       -         (8,417,728)

          Special distributions          (10,405,413)      -            -        (10,405,413)

          Change in unrealized gain
           on MBS                              -           -           84,932         84,932

          Balance at June 30, 1997      $194,999,836   $(230,067)  $  640,268   $195,410,037



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

The  General Partners  periodically  review  the distribution  rate  to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

In June, the Lakeside Apartments PIM was repaid when the borrower refinanced the property. In addition to the outstanding balance due on the first mortgage, the Partnership received approximately $570,000 of additional interest earned both on property operations and as a result of an increase in appreciation and a $99,000 prepayment penalty. In June, the Partnership made a special distribution of $.71 per limited partner interest resulting from the repayment of the Lakeside Apartments PIM. Based on current projections, the General Partners believe the Partnership can maintain the current quarterly distribution rate for the foreseeable future. However, in the event of PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

During the first quarter of 1996, the borrower of the Lily Flagg Apartments PIM approached the Partnership about a potential sale of the property and the prepayment of the PIM. Since then, the borrower has informed the General Partners that a sale most likely will not occur until 1998. The borrower s request for discharge of the loan s participation feature to improve the marketability of the property has been granted by the General Partners in exchange for a full payment of all additional interest earned through the date of the discharge of approximately $425,000, which is expected to occur during the third quarter of 1997.

For the first five years of the PIMs the borrowers were prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay the greater of a prepayment penalty or all participation interest. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.




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

   Operations

The following discussion relates to the operation of the Partnership during the three and six months ended June 30, 1997 and 1995 (Amounts in thousands).

Net income increased for the three months ended June 30, 1997, as compared to same period in 1996 by approximately $486,000. This resulted from an increase in participation interest and other interest income of $783,000 and $35,000, respectively. The Partnership received approximately $235,000 in Shared Appreciation Interest, $335,000 for prior years Shared Income Interest and a $99,000 prepayment penalty from the repayment of the Lakeside Apartments PIM. During the first six months of 1997, the
Partnership has received participation income from six properties totalling $297,000. This was offset by decreases in base interest of
$141,000 and interest income on MBS of $56,000 and increases in amortization expense and general and adminstrative expense of $118,000 and $17,000, rspectively.

Net income increased  for the six months  ended June 30, 1997,  as compared
to  the same  period in  1996 by  approximately  $397,000.   The six  month
variances were similar to the three month variances discussed above.

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



            Krupp Insured Plus-II Limited Partnership
                 (Registrant)



            BY:/s/Robert A. Barrows

            Robert A. Barrows
            Treasurer and Chief Accounting
            Officer of Krupp Plus Corporation,a General Partner.


            Date: August 5, 1997