Form 10-Q
period 1997-09-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1997-11-12
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    September 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to




                 Commission file number          0-16817


                    Krupp Insured Plus-II Limited Partnership


               Massachusetts                                     04-2955007
   (State or other jurisdiction of                         ( I R S  employer
   incorporation or organization)                          identification no.)
   470 Atlantic Avenue, Boston, Massachusetts                         02210
   (Address of principal executive offices)                 (ZipCode)


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

                                            BALANCE SHEETS


                                                ASSETS
                                                         September 30,  December 31,
                                                             1997            1996

            Participating Insured Mortgages ("PIMs")     $128,994,690   $151,717,926
              (Notes 2 and 5)
            Mortgage-Backed Securities and multi-family
             insured mortgages("MBS") (Notes 3 and 5)      50,143,225     41,283,769

              Total mortgage investments                  179,137,915    193,001,695

            Cash and cash equivalents                      11,079,485      7,921,270
            Interest receivable and other assets            1,269,854      1,604,301
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $8,416,332
             and $8,279,914, respectively                   2,830,048      3,888,963
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,773,571 and
             $2,629,406, respectively                         739,971      1,136,190

              Total assets                               $195,057,273   $207,552,419


                                   LIABILITIES AND PARTNERS' EQUITY


            Liabilities                                  $     18,123   $     18,900

            Partners' equity (deficit) (Note 4):

              Limited Partners                            194,029,401    207,196,050
               (14,655,512 Limited Partner
                interests outstanding)

              General Partners                               (253,838)      (217,867)

              Unrealized gain (loss) on MBS                 1,263,587        555,336

                Total Partners' equity                    195,039,150    207,533,519

              Total liabilities and partners' equity     $195,057,273   $207,552,419


                                The accompanying notes are an integral
                                   part of the financial statements.




                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP
                                         STATEMENTS OF INCOME




                                           For the Three Months      For the  Nine Months

                                            Ended September 30,      Ended  September  30,


                                              1997        1996         1997        1996


            Revenues:
             Interest income - PIMs:
                Base interest              $2,792,679  $2,960,655   $8,727,433  $9,060,611
                Participation interest        465,023      15,938    1,248,218      31,948
             Interest income - MBS            743,120     830,751    2,342,258   2,546,874
             Other interest income            106,415     102,177      335,207     282,180

                Total revenues              4,107,237   3,909,521   12,653,116  11,921,613

            Expenses:
             Asset management fee to an
              affiliate                      340,155      365,514    1,047,368   1,094,422
             Expense reimbursements to
              affiliates                      42,576       58,836      119,693     166,400
             Amortization of prepaid
                expenses and fees            464,218      436,619    1,455,134   1,309,858
             General and administrative       30,278       40,090      186,184     124,109

                Total expenses               877,227      901,059    2,808,379   2,694,789

            Net income                    $3,230,010   $3,008,462   $9,844,737  $9,226,824


            Allocation of net income (Note 4):

              Limited Partners            $3,133,109   $2,918,208   $9,549,394  $8,950,019

              Average net income per
              Limited Partner interest
              (14,655,512 Limited Partner
              interests outstanding)      $      .21   $      .20   $      .65  $      .61

              General Partners            $   96,901   $   90,254   $  295,343  $  276,805


                                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP
                                           STATEMENTS OF CASH FLOWS



                                                               For the Nine Months
                                                             Ended September 30,

                                                                1997          1996

            Operating activities:
             Net income                                     $ 9,844,737   $ 9,226,824
             Adjustments to reconcile net income to
              net cash provided by operating activities:
               Shared appreciation interest and prepayment
                 penalty                                       (334,250)         -
               Amortization of discounts on short-term
                Investments                                        -          (13,630)
               Amortization of prepaid expenses and fees      1,455,134     1,309,858
               Changes in assets and liabilities:
                 Decrease in interest receivable and
                  other assets                                  334,447       445,643
                 Decrease in liabilities                           (777)       (1,501)

                   Net cash provided by operating
                    activities                               11,299,291    10,967,194

            Investing activities:
             Principal collections on PIMs including shared
               appreciation income of $334,250 in 1997       11,207,017       899,820
             Principal collections on MBS                     3,699,264     2,021,735
             Maturity of short-term investments                   -         1,000,000
             Short-term investment                                -          (488,210)

                   Net cash provided by investing
                    activities                               14,906,281     3,433,345

            Financing activity
             Special distributions                          (10,405,413)        -
             Quarterly distributions                        (12,641,944)  (12,637,662)

                   Net cash used for financing activities   (23,047,357)  (12,637,662)

            Net increase in cash and cash equivalents         3,158,215     1,762,877

            Cash and cash equivalents, beginning of period    7,921,270     5,963,681

            Cash and cash equivalents, end of period        $11,079,485   $ 7,726,558


            Supplemental disclosure of non-cash
             investing activities:

               Reclassification of investment
                 in PIM to an MBS                           $11,850,469   $      -


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

       In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

       The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.  PIMs

       During the third quarter of 1997, the Partnership received a $437,963 payment for all additional interest earned on the Lily Flagg Apartments PIM though the date of discharge. The Partnership then converted the investment in the PIM to an multi-family insured mortgage.

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


   3.  MBS

       The Partnership received a prepayment on a multi-family MBS in the amount of $2,318,901 and will make a special distribution during November 1997 to the Limited Partners of record on October 15, 1997 for $.17 per unit per Limited Partner interest with the proceeds from this prepayment.

       At September 30, 1997, the Partnership's MBS portfolio has an amortized cost of $48,879,638 and gross unrealized gains and losses of $1,288,731 and $25,144, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.

                                    Continued
                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                               NOTES TO FINANCIAL STATEMENTS, Continued


            4.   Changes in Partners' Equity

  A summary of changes in Partners' Equity for the nine months ended September 30, 1997 is as follows:

                                                                                 Total


                                        Limited       General     Unrealized   Partners
                                        Partners      Partners    Gain (Loss)  Equity

         Balance at December 31, 1996  $207,196,050   $(217,867)  $  555,336    $207,533,519

         Net income                       9,549,394     295,343        -           9,844,737
         Quarterly distributions        (12,310,630)   (331,314)       -         (12,641,944)


         Special distributions          (10,405,413)       -           -         (10,405,413)

         Change in unrealized gain
          on MBS                             -            -          708,251         708,251

         Balance at September 30,1997  $194,029,401   $(253,838)  $1,263,587    $195,039,150


   5.  Subsequent Events

       Colonial Apartments

       On October 15, 1997, the Partnership received prepayment of The Colonial Apartment PIM. The Partnership received the outstanding first mortgage principal balance of $2,520,805 plus outstanding interest. The Partnership expects to collect a prepayment penalty of approximately $25,000 during the fourth quarter of 1997.

       In November 1997, the Partnership will make a special distribution of $.17 per unit per Limited Partner interest with the proceeds from this prepayment.

       MBS

       On October 15, 1997, the Partnership received prepayment on multi-family MBS in the amount of $2,425,094 and in November 1997, the Partnership will make a special distribution of $.17 per unit per Limited Partner interest with the proceeds from this prepayment.

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

   Liquidity and Capital Resources

       The most significant demands on the Partnership s liquidity are regular quarterly distributions paid to investors of approximately $4.2
   million.    Funds  used  for  investor  distributions  are  generated  from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic downward adjustments to the distributions paid to investors.

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

   The Partnership received three prepayments from two multi-family MBS in the amounts of $2,318,901 and $2,425,094 and the Colonial Apartment PIM first mortgage principal balance of $2,520,805. During November 1997, the Partnership will combine these three prepayments and make a special distribution to the Limited Partners of record on October 15, 1997.

       In June, the Lakeside Apartments PIM was repaid when the borrower refinanced the property. In addition to the outstanding balance due on the first mortgage, the Partnership received approximately $570,000 of additional interest earned both on property operations and as a result of an increase in appreciation and a $99,000 prepayment penalty. In June, the Partnership made a special distribution of $.71 per Limited Partner interest resulting from the repayment of the Lakeside Apartments PIM. Based on current projections, the General Partners believe the Partnership can maintain the current quarterly distribution rate for the foreseeable future. However, in the event of future PIM prepayments, the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

       During the first quarter of 1996, the borrower of the Lily Flagg Apartments PIM approached the Partnership about a potential sale of the property and the prepayment of the PIM. Since then, the borrower has informed the General Partners that a sale most likely will not occur until 1998. The borrowers request for discharge of the loan s participation feature to improve the marketability of the property has been granted by the General Partners in exchange for a $437,963 payment for of all additional interest earned through the date of the discharge which occurred during the third quarter of 1997. The Partnership then converted the Lily Flagg Apartments PIM to a multi-family insured mortgage.

       The borrower on the Pine Ridge PIM informed the General Partners of his intention to refinance the property and prepay the first mortgage loan during the fourth quarter of 1997. An appraisal of the property will determine how much additional interest will be payable to the Partnership as a result of the loan prepayment.

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

   Operations

       The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 1997 and 1996 (Amounts in thousands).

   Net income increased for the three months ended September 30, 1997, as compared to same period in 1996 by $221,548. This resulted primarily from an increase in participation interest of $449,085 net of decreases in base interest on PIMs of $167,976 and interest income on MBS of $87,631. The Partnership received $437,963 in Shared Income Interest from the discharging of the participation features on the Lily Flagg Apartments PIM.


   Net income increased for the nine months ended September 30, 1997, as compared to same period in 1996 by $617,913. During the second quarter of 1997, the Partnership received from the repayment of the Lakeside Apartments PIM $234,989 in Shared Appreciation Interest, $334,914 for prior years Shared Income Interest and a $99,261 prepayment penalty. During the third quarter of 1997, the Partnership received from Lily Flagg Apartments PIM $437,963 in Shared Income Interest for the discharge of the participation features. During the first nine months of 1997, the Partnership received additional participation income from nine properties totaling $324,919. This was offset by decreases in base interest of $333,178 and interest income on MBS of $204,616 and increases in amortization expense and general and administrative expense of $145,276 and $62,075. The decreases in base interest and asset management fees are due to the prepayments of the Lakeside Apartments PIM.

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


                             Krupp Insured Plus-II Limited Partnership
                                   (Registrant)



                    BY:/s/ Robert A. Barrrows
                       Robert A. Barrows
                       Treasurer and Chief Accounting
                       Officer of Krupp Plus Corporation, a
                       General Partner.


   Date: October 28, 1997