Form 10-K
period 1997-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1998-03-30
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1997


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

   The exhibit index is located on pages 8-12.






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

      As of December 31, 1997, there were no personnel directly employed by the Partnership.


                                       -4-





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

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

   ITEM 5.    MARKET  FOR   THE   REGISTRANT'S  COMMON   EQUITY  AND   RELATED
              STOCKHOLDER MATTERS

      There currently is no established trading market for the Units.
      The number of investors holding Units as of December 31, 1997 was approximately 15,000. One of the objectives of the Partnership is to provide quarterly distributions of cash flows generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to realization and payout of the existing mortgages.
      The Partnership made the following distributions, to its Partners during the two years ended December 31, 1997 and 1996:

                                                 1997                   1996
                                           Amount    Per Unit     Amount    Per Unit

          Distributions:
              Limited Partners          $16,414,173   $1.12    $16,414,171   $1.12
              General Partners              436,626                432,214
                                        $16,850,799            $16,846,385

          Special Distributions:
              Limited Partners           24,767,815   $1.69    $     -         -

          Total Distributions           $41,618,614            $16,846,385

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








                                       -5-




                                  1997            1996         1995          1994         1993


     Total revenues           $ 16,672,558   $ 15,855,280  $ 16,366,468  $ 18,874,538 $ 19,209,240

     Net income                 12,972,600     12,331,212    12,656,200    14,147,772   14,525,508

     Net income allocated to:

       Limited Partners         12,583,422     11,961,276    12,276,514    13,723,339   14,089,743
       Average per Unit                .86            .82           .84           .94          .96

       General Partners            389,178        369,936       379,686       424,433      435,765

       Total assets at
        December 31            180,126,977    207,552,419   212,789,466   215,697,082  241,054,891

     Distributions to:
       Limited Partners         16,414,173     16,414,171    16,414,173    21,738,336   23,432,667
        Average per Unit              1.12           1.12          1.12          1.48     1.60

        Special                 24,767,815           -            -        17,293,504    2,637,993
        Average per Unit              1.69           -            -              1.18          .18

       General Partners            436,626         432,214      430,359       476,952      472,189




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

   Liquidity and Capital Resources

       The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.1 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections, causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic downward adjustments to the distributions paid to investors.

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

       The General Partners believe the Partnership can maintain the current distribution rate for the near future. However, in the event of PIM prepayments, the Partnership would be required to distribute any proceeds from the prepayments as a special distribution, which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

   During 1997, the Partnership received six prepayments; three multi-family MBS in the amounts of $2,318,901, $2,425,094 and $2,824,583 and three PIMs in the amounts of $9,935,167, $2,520,805 and $4,161,080 from Lakeside
   Apartments, Colonial Apartments and Pine Ridge Apartments PIMs, respectively. In addition, the Partnership also collected either Shared Appreciation Interest or prepayment penalty and Shared Interest Income
   related   to  the   PIM   prepayments  totaling   $602,856  and   $450,216,
   respectively.

       In June 1997, the Lakeside Apartments PIM was repaid when the borrower refinanced the property. In addition to the outstanding balance due on the first mortgage, the Partnership received approximately $570,000 of additional interest from property operations $471,000 and a $99,000
   prepayment  penalty.    In  June  1997,  the  Partnership  made  a  special
   distribution of $.71 per Limited Partner interest resulting from the repayment of the Lakeside Apartments PIM.

       In October 1997, the Colonial Park Apartments PIM was repaid when the borrower refinanced the property. In addition to the outstanding balance due on the first mortgage, the Partnership received approximately a prepayment penalty $25,000 and $14,000 of Shared Income Interest. During November 1997, the Partnership combined two of the three MBS prepayments and the Colonial Park prepayment and made a special distribution of $.50 to the Limited Partners.

       In November 1997, the Pine Ridge Apartments PIM was repaid by the borrower. In addition to the outstanding balance due on the first mortgage, the Partnership received approximately $243,000 of Shared Appreciation Interest and $284,000 of Shared Income Interest. During December 1997, the Partnership combined the remaining MBS prepayment with the Pine Ridge PIM prepayment and made a special distribution of $.48 to the Limited Partners.

       During 1997, the owner of Lily Flagg began positioning the property for a 1998 sale or refinancing, and for marketing purposes asked the General Partner to permit a prepayment of the PIM participation feature. The General Partner agreed to accept $437,963 for payment of all participation interest earned through the third quarter 1997 and converted the Partnership's investment into a multi-family insured mortgage. The General Partner expects this loan as well as a number of other PIMs will be prepaid in 1998 as owner sell or refinance their properties.
                                       -7-





       During the first quarter of 1998, the Partnership received the principal repayments of the Fallwood, Greenbriar and Westbrook PIMs totaling $13,543,399 when the owner of all three properties refinanced his properties' debt. The Partnership received all unpaid Minimum Additional Interest and Shared Income Interest owed on all three deals totaling $619,893 as well as Shared Appreciation Interest totaling $281,376. The Partnership will distribute the capital proceeds from these three transactions to investors through a special distribution in March of 1998.

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

                                                  -8-


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

   Operations

       The following discussion relates to the operation of the Partnership during the years ended December 31, 1997, 1996 and 1995.

                                                          (Amounts in thousands)
                                                    1997          1996         1995
              Interest income on PIMs:
                Base interest                     $11,090       $12,070       $12,198
                Participation interest income       1,816            32           250
              Interest income on MBS
               and insured mortgages                3,099         3,366         3,573
              Other interest income                   668           387           346
              Partnership expenses                 (1,793)       (1,778)       (1,964)
              Amortization of prepaid fees and
               expenses                            (1,907)       (1,746)       (1,747)

                  Net Income                      $12,973       $12,331       $12,656

       Net income increased during 1997 as compared to 1996 by approximately $642,000. This increase was primarily due to higher participation income, offset partially by lower base interest and higher amortization expense directly related to the prepayments of the Lakeside, Colonial and Pine Ridge Apartment PIMs. Base interest income on PIMs decreased by approximately $980,000 in 1997 as compared to 1996 as a result of prepayments on three PIMs and a general reduction in the invested assets in the Partnership attributed to the receipt of principal payments. Subsequently, special distributions were made from the Partnership using the prepayment proceeds. An increase in participation interest income of $1,784,000 was primarily a result of receiving Shared Appreciation Interest and prepayment penalities totaling $603,000 and Shared Income Interest of $507,000 from the prepayments of the Lakeside, Colonial Park and Pine Ridge Apartments PIMs and Shared Income Interest of $706,000 from seven of the Partnership s PIMs. Interest income on MBS and insured mortgages declined approximately $267,000 due to principal collections and prepayments reducing the outstanding MBS portfolio. Interest income on MBS and base interest income on PIMs will continue to decline as principal collections reduce the outstanding balance of these investments. As the Partnership distributes principal collections on MBS and PIMs through quarterly or special distributions, the invested assets of the Partnership will decline which should result in a continuing decline in interest income.

       Net income decreased slightly in 1996 as compared to 1995 due primarily to lower PIM base interest and MBS interest income offset by lower Partnership expenses. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating interest income for the Partnership. As invested assets decline so will interest income on MBS and base interest income on PIMs.
   Partnership expenses declined due to lower general and administrative expenses and a reduction in reimbursements paid to affiliates in connection with maintaining the books and records of the Partnership as well as the preparation and mailing of investor communications.



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

                                  Position with
   Name and Age                   Krupp Plus Corporation

   Douglas Krupp (51)             President, Co-Chairman of the Board and
                                  Director
   George Krupp (53)              Co-Chairman of the Board and Director
   Peter F. Donovan (44)          Senior Vice President
   Robert A. Barrows (40)         Vice President and Treasurer

      Douglas Krupp and George Krupp are Co-Founders of The Berkshire Group. Established in 1969 as the Krupp Companies and headquartered in Boston, the Berkshire Group is a privately held real estate-based firm that has expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility management. The Berkshire Group s interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $4.5 billion. In addition, The Berkshire Group has a majority ownership interest in Harborside Healthcare (NYSE-HBR), a long-term and subacute care company and a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments.

      Douglas Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Douglas Krupp is Chairman of The Berkshire Group, Chairman of the Board and a Director of both Berkshire Realty Company, Inc. and Harborside Healthcare. Mr. Krupp also serves as Chairman of the Board and Trustee of both Krupp Government Income Trust and Krupp Government Income Trust II.

      George Krupp received his undergraduate education from the University of Pennsylvania and Harvard University Extension School and holds a Master s Degree in History from Brown University.

      Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance and oversees the strategic growth plans of this mortgage banking firm which is the 12th largest in the United States based on servicing and asset management of a $4.4 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance and directed the production, underwriting and servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury, management information systems and loan closing and servicing for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.


   ITEM 11. EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1997, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,655,412 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this Item is contained in Note F to the Partnership's Notes To Financial Statements presented in Appendix A to this report.

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                       -11-






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

               (10.1) Form of agreement between the Partnership and Krupp Mortgage Corporation. [Exhibit 10.3 in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated May 14, 1987 (File No. 33-9889)].*

               Westbrook Manor Apartments

               (10.2) Prospectus for GNMA Pool No. 256059 (PL). [Exhibit 19.6 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               (10.3) Subordinated Multi-Family Deed of Trust (including Subordinated Promissory Note) dated April 19, 1988 between Wiston XXIII Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.7 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               Le Coeur du Monde Apartments

               (10.4) Prospectus for GNMA Pools No. 257721 (CS) and 257722 (PN). [Exhibit 19.10 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               (10.5) Subordinated Multi-Family Open-End Deed of Trust (including Subordinated Promissory Note) dated May 11, 1988 between Le Coeur du Monde Limited
                            Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.11 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               Harbor House Apartments

               (10.6) Prospectus for GNMA Pools No. 257723 (CS) and 257724 (PN). [Exhibit 19.12 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               (10.7) Subordinated Multi-family Mortgage (including Subordinated Promissory Note) dated May 11, 1988 between Harbor House Apartment Homes Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

               Fallwood Apartments

               (10.8) Prospectus for GNMA Pool No. 260300 (PL). [Exhibit 19.14 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               (10.9) Multifamily Mortgage (including Subordinated Promissory Note) dated June 23, 1988 between Wiston XVIII Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.15 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*


                                       -13-




               Greenbrier Apartments

               (10.10) Prospectus for GNMA Pool No. 260301 (PL). [Exhibit 19.16 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*


               (10.11) Multifamily Mortgage (including Subordinated Promissory Note) dated August 16, 1988 between Wiston XVI Limited Partnership and Krupp Insured
                            Plus-II Limited Partnership.          [Exhibit
                            19.17 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               Country Meadows Apartments

               (10.12)      Prospectus  for  GNMA Pools  No.  260733  (CL) and
                            260734 (PN). [Exhibit 19.18 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               (10.13) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 15, 1988 between Country Meadows Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.19 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

               Denrich Apartments

               (10.14) Prospectus for GNMA Pool No. 267075 (PL). [Exhibit 10.29 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)].*

               (10.15) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated November 3, 1988 between Arthur J. Stagnaro and Krupp Insured Plus-II Limited Partnership. [Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)].*

               (10.16) Modification Agreement dated June 28, 1995 between Arthur J. Stagnaro and Krupp Insured Plus-II Limited Partnership [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-16817)].*

               The Greenhouse

               (10.17) Prospectus for GNMA Pools No. 259233(CS) and 259234(PN) [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

               (10.18) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated January 5, 1989 between Farnam Associates Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

               Walden Village Apartments

               (10.19) Subordinated Multifamily Open-End Mortgage (including Subordinated Promissory Note) dated February 23, 1989 between The Walden Village Limited Partnership and Krupp Insured Plus-II
                            Limited   Partnership.       [Exhibit   19.3    to
                            Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

               (10.20) Participation Agreement dated February 23, 1989 between The Centralbanc Mortgage Company and Krupp Insured Plus-II Limited Partnership. [Exhibit
                            19.4 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

               Longwood Villas Apartments

               (10.21)      Prospectus for GNMA Pool No. 272539(PL).  [Exhibit
                            19.7 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 (File No. 0-16817)].*


               (10.22) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated March 29, 1989 between Daniel Properties XI Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.8 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 (File No. 0-16817)].*

               (10.23) Guaranty Agreement dated April 19, 1994 between SCA-Florida Holdings (I) Incorporated and Krupp Insured Plus-II Limited Partnership. [Exhibit
                            10.29 to Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16317)]*

               (10.24) Agreement of Release, Assumption and Modification of Subordinated Promissory Note and Subordinated Mortgage by and among Daniel Properties XI Limited Partnership, SCA-Florida Holdings (I) Incorporated and Krupp Insured Plus-II Limited Partnership. [Exhibit 10.30 to Registrant's Report on Form 10-K for the year ended December 31, 1994 (File No. 0-16817)].*

                                       -15-




               Lily Flagg Station

               (10.25)      Prospectus for GNMA Pool  No 272540(PL).  [Exhibit
                            19.9 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1989 (File No. 0-16817)].*

               Richmond Park Apartments

               (10.26) Prospectus for GNMA Pool No. 260865 (PL) [Exhibit 1 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               (10.27) Subordinated Multifamily Open-Ended Mortgage (including Subordinated Promissory Note) dated July 14, 1989 between Carl Milstein, Trustee, Irwin Obstgarten, Al Simon and Krupp Insured Plus-II Limited Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)]*

               (10.28) Participation Agreement dated July 31, 1989 between Krupp Insured Mortgage Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               Saratoga Apartments

               (10.29) Prospectus for GNMA Pool No. 280643 (Pl) [Exhibit 4 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               (10.30) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 27, 1989 between American National Bank and Trust Company of Chicago, as Trustee and Krupp Insured Mortgage Limited Partnership. [Exhibit 5 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               (10.31) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Mortgage Limited Partnership. [Exhibit 6 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

               Carlyle Court

               (10.32)      Prospectus  for FNMA  Pool No.  MX-073004 [Exhibit
                            10.50 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-16817)].*

               (10.33) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Carlyle-XI, L.P. an Indiana limited partnership and Krupp Insured Plus-II Limited Partnership [Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               Hillside Court

               (10.34)      Prospectus  for FNMA  Pool No.  MX-073003 [Exhibit
                            10.52 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               (10.35) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 16, 1989 between Hillside Limited Partnership-IX, an Indiana limited partnership and Krupp Insured
                            Plus-II Limited Partnership [Exhibit 10.53 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               Stanford Court

               (10.36)      Prospectus  for FNMA  Pool No.  MX-073002 [Exhibit
                            10.54 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               (10.37) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Hillside Limited Partnership-IX, an Indiana limited partnership and Krupp Insured
                            Plus-II Limited Partnership [Exhibit 10.55 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               Waterford Court

               (10.40)      Prospectus  for FNMA  Pool No.  MX-073005 [Exhibit
                            10.56 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

               (10.41) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Waterford-VIII, an Indiana limited partnership and Krupp Insured Plus-II Limited Partnership [Exhibit 10.57 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

           * Incorporated by reference.

(c)            Reports on Form 8-k

               During the last quarter of the year ended December 31, 1997, the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February, 1998.

                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            By: Krupp Plus Corporation,
                                a General Partner



                            By: /s/ Douglas Krupp
                                Douglas Krupp, President, Co-Chairman
                                (Principal Executive Officer) and
                                Director of Krupp Plus Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of February, 1998.

               Signatures   Title(s)


   /s/ Douglas Krupp           President,   Co-Chairman  (Principal Executive
  Douglas Krupp            Officer) and Director of Krupp Plus Corporation, a
                            General Partner

   /s/ George Krupp           Co-Chairman (Principal Executive Officer)
   George Krupp             and Director of Krupp  Plus Corporation, a General
                            Partner

   /s/ Peter F. Donovan        Senior  Vice President  of Krupp   Plus
   Peter F. Donovan            Corporation, a General Partner


   /s/ Robert A. Barrows       Treasurer  and Chief Accounting Officer of Krupp
     Robert A. Barrows         Plus Corporation, a General Partner

                                              APPENDIX A

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP






                                   FINANCIAL STATEMENTS AND SCHEDULE
                                          ITEM 8 of FORM 10-K

                        ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                 For the Year Ended December 31, 1997







                                                  F-1







                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                              INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                      F-3

Balance Sheets at December 31, 1997 and 1996                           F-4

Statements of Income for the Years Ended December 31,
            1997, 1996 and 1995                                        F-5

Statements of Changes in Partners' Equity for the Years
Ended December 31, 1997, 1996 and 1995                                 F-6

Statements of Cash Flows for the Years Ended December 31, 1997,
 1996 and 1995                                                         F-7

Notes to Financial Statements                                   F-8 - F-15

Schedule IV - Mortgage Loans on Real Estate                    F-16 - F-19


All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.



                                                  F-2







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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus-II Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                                      Coopers & Lybrand L.L.P.

   Boston, Massachusetts
   February 2, 1998, except as to the
   information presented in Note I, for
   which the date is February 17, 1998



















                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                      December 31, 1997 and 1996


                                                ASSETS
                                                                         1997          1996

      Participating Insured Mortgages ("PIMs") (Notes B, C, H and I) $122,048,053  $151,717,926
      Mortgage-Backed Securities and multi-family insured
       mortgages("MBS") (Notes B, D and H)                             44,727,693    41,283,769

          Total mortgage investments                                  166,775,746   193,001,695

      Cash and cash equivalents (Notes B, H and I)                      9,052,480     7,921,270
      Interest receivable and other assets                              1,180,660     1,604,301
      Prepaid acquisition fees and expenses, net of
       accumulated amortization of $8,293,080 and $8,279,914
       respectively (Note B)                                            2,481,160     3,888,963
      Prepaid participation servicing fees, net of
       accumulated amortization of $2,707,314 and $2,629,406,
       respectively (Note B)                                              636,931     1,136,190

          Total assets                                               $180,126,977  $207,552,419


                                   LIABILITIES AND PARTNERS' EQUITY


      Liabilities                                                          25,588  $     18,900

      Partners' equity (deficit) (Notes A, E and I):

        Limited Partners                                              178,597,484   207,196,050
         (14,655,512 Units outstanding)
        General Partners                                                 (265,315)     (217,867)

        Unrealized gain on MBS (Note B)                                 1,769,220       555,336

          Total Partners' equity                                      180,101,389   207,533,519

          Total liabilities and Partners' equity                     $180,126,977  $207,552,419




                                The accompanying notes are an integral
                                   part of the financial statements.


                                                  F-5






                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME

                         For the Years Ended December 31, 1997, 1996 and 1995


                                                             1997        1996           1995

          Revenues:
            Interest income - PIMs:
              Base interest                              $11,089,440  $12,070,443   $12,198,330
              Participation interest                       1,816,364       31,948       249,812
            Interest income - MBS                          3,098,699    3,366,026     3,572,641
            Other interest income                            668,055      386,863       345,685

                 Total revenues                           16,672,558   15,855,280    16,366,468

          Expenses:
            Asset management fee to an affiliate
             (Note F)                                      1,365,013    1,458,207     1,487,312
            Expense reimbursement to affiliates
             (Note F)                                        162,269      155,091       227,167
            Amortization of prepaid expenses and
             fees (Note B)                                 1,907,062    1,746,476     1,746,477
            General and administrative                       265,614      164,294       249,312

                 Total expenses                            3,699,958    3,524,068     3,710,268

          Net income (Note G)                            $12,972,600  $12,331,212   $12,656,200

          Allocation of net income (Note E):

            Limited Partners                             $12,583,422  $11,961,276   $12,276,514

            Average net income per Limited Partner
             interest                                    $       .86  $       .82   $       .84
             (14,655,512 Limited Partner
             interests outstanding)

            General Partners                             $   389,178  $   369,936   $   379,686



                                               F-6





                              The accompanying notes are an integral
                                part of the financial statements.




                                 KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                           For the Years Ended December 31, 1997, 1996 and 1995


                                                                                   Total
                                         Limited        General     Unrealized    Partners'
                                         Partners       Partners       Gains       Equity

        Balance at December 31, 1994    $ 215,786,604   $(104,916)  $   -       $ 215,681,688

        Net income                         12,276,514     379,686       -          12,656,200

        Distributions                     (16,414,173)   (430,359)      -         (16,844,532)

        Unrealized gain on MBS                 -             -       1,281,350      1,281,350

        Balance at December 31, 1995      211,648,945    (155,589)   1,281,350    212,774,706

        Net income                         11,961,276     369,936       -          12,331,212

        Distributions                     (16,414,171)   (432,214)      -         (16,846,385)

        Change in unrealized gain              -             -        (726,014)      (726,014)

        Balance at December 31, 1996      207,196,050    (217,867)     555,336    207,533,519

        Net income                         12,583,422     389,178         -        12,972,600

        Distributions                     (16,414,173)   (436,626)        -       (16,850,799)


        Special distributions             (24,767,815)       -            -       (24,767,815)

        Change in unrealized gain              -             -       1,213,884      1,213,884

        Balance at December 31, 1997    $ 178,597,484   $(265,315)  $1,769,220  $ 180,101,389




                                                  F-8



                                The accompanying notes are an integral
                                   part of the financial statements.







                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                         For the Years Ended December 31, 1997, 1996 and 1995


                                                         1997          1996            1995

     Operating activities:
      Net income                                    $ 12,972,600   $ 12,331,212    $ 12,656,200
      Adjustments to reconcile net income to net
       cash provided by operating activities:
       Amortization of premiums                          231,706          -               -
       Amortization of short-term investment
       discount                                            -            (13,630)         (7,973)
       Amortization of prepaid expenses and
        fees                                           1,907,062      1,746,476       1,746,477
       Shared Appreciation Income and prepayment
        penalties                                       (602,856)         -                -
       Changes in assets and liabilities:
           Decrease in interest receivable
            and other assets                             423,641        425,062         154,566
           Increase (decrease) in liabilities              6,688          4,140            (634)

             Net cash provided by operating
               activities                             14,938,841     14,493,260      14,548,636

     Investing activities:
       Short-term investment                               -           (488,210)       (490,187)
       Principal collections and prepayments on MBS
         and insured mortgages                         9,388,723      2,587,489       2,155,335
       Principal collections and prepayments on
         PIMs including Shared Appreciation Income
         and prepayment penalties of $602,856
         in 1997                                      18,422,260      1,211,435       1,113,310
       Investment in MBS                                   -             -               27,909
       Proceeds from sale of investment                    -          1,000,000          -

             Net cash provided by investing
              activities                              27,810,983      4,310,714       2,806,367

     Financing activities:
       Distributions                                 (16,850,799)   (16,846,385)    (16,844,532)
       Special distributions                         (24,767,815)        -               -

             Net cash used for financing
              activities                             (41,618,614)   (16,846,385)    (16,844,532)

     Net increase in cash and cash equivalents         1,131,210      1,957,589         510,471

     Cash and cash equivalents, beginning of year      7,921,270      5,963,681       5,453,210

     Cash and cash equivalents, end of year         $  9,052,480   $  7,921,270    $  5,963,681

     Supplemental disclosure of non-cash investing
       activities:
       Reclassification of investment in a PIM to
       a MBS                                        $ 11,850,469   $      -        $      -


                                 The accompanying notes are an integral
                                   part of the financial statements.


                                                  F-11







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

              MBS

              The Partnership, in accordance with Financial Accounting Standards Board s Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ( FAS 115 ), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

              PIMs

              The Partnership accounts for the MBS portion of its PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ( GNMA ) or Federal National Mortgage Association ( FNMA ) MBS at amortized cost.

              The Federal Housing Administration PIM is carried at amortized cost unless the General Partner of the Partnership believes there is an impairment in value, in which case a valuation allowance would be established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.


                                       F-12


              Basic interest on PIMs is recognized based on the stated rate of the Federal Housing Administration ("FHA") mortgage loan (less the servicer's fee) or the stated coupon rate of the GNMA or FNMA MBS. Participation interest is recognized as earned and when deemed collectible by the Partnership.




                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


   B.  Significant Accounting Policies, Continued

       Cash and Cash Equivalents

       The  Partnership  includes   all  short-term  investments   with
       maturities of three months or less at the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has. not experienced any loss to date on its invested cash.

              Prepaid Expenses and Fees

              Prepaid  expenses  and  fees  consist of  acquisition  fees  and expenses and participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated payoff of the underlying mortgage.

              The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a Department of Housing and Urban Development ("HUD") loan or GNMA loan and at closing if a FNMA loan.

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

   C.  PIMs

         The Partnership has investments in sixteen PIMs. Of the sixteen PIMs, five funded the construction of multi-family housing. The Partnership's PIMs consist of a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the first mortgage loan underlying the GNMA MBS and the FHA first mortgage loan.

                                    Continued

   C.   PIMs, Continued

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

         During the third quarter of 1997, the Partnership received a $437,963 payment for all additional interest earned on the Lily Flagg Apartments PIM through the date of release of participation rights. The Partnership then converted the investment in the PIM to an multi-family insured mortgage.

         On  June 17,  1997,  the Partnership  received  a prepayment  of  the
         Lakeside Apartments  PIM.   The Partnership received  the outstanding
         principal balance of $9,935,167, a prepayment penalty of $99,000, shared appreciation interest of $235,000 and Shared Income Interest
         of  $335,000.   On  June 27,  1997, the  Partnership  made a  special
         distribution of $.71 per Unit to the
         Limited Partners with the proceeds from the outstanding principal proceeds, the prepayment penalty and the Shared Appreciation Interest.

         During the fourth quarter of 1996, the borrower of the Colonial Park Apartments PIM sold the property to a buyer that assumed the first mortgage loan and future obligations arising from the participation features. The Partnership received $35,000 as a discounted payoff of the accumulated participation interest then due from the original borrower. On October 15, 1997, the Partnership received a prepayment of The Colonial Park Apartments PIM. The Partnership received the outstanding first mortgage principal balance of $2,520,805 plus outstanding interest. The Partnership collected a prepayment penalty of approximately $25,000 and Shared Income Interest of $14,000 during the fourth quarter of 1997. On November 21, 1997, the Partnership made a special distribution of $.17 per unit to the Limited Partners with the proceeds from the outstanding principal proceeds and the prepayment penalty.

         In November 1997, the Pine Ridge Apartments PIM was repaid by the borrower. In addition to the outstanding balance due on the first mortgage of $4,161,080, the Partnership received approximately
         $243,000 of Shared Appreciation Interest and $284,000 of Shared Income Interest. On December 19, 1997, the Partnership made a special distribution of $.30 per Unit to the Limited Partners with proceeds from the outstanding principal proceeds and the Share Appreciation Interest.

         At December 31, 1997 and 1996 there were no loans within the Partnership s portfolio that were delinquent as to principal or interest.

         Listed in the chart is a summary of the Partnership's PIM
         investments.   The Partnership's PIMs  consisted of the  following at
         December 31, 1997 and 1996:




                 Aggregate       Number      Permanent
                 Original        of PIMs     Interest      Maturity           Investment Basis
   Issuer        Principal     at 12/31/97   Rate Range   Date Range         at December 31,
                                                                            1997          1996
   GNMA        $ 91,074,860      11 (a)      6.25%-8.5%   4/23 - 4/31    $86,756,622  $116,109,644
                                             (b)(c)(d)
   FNMA          30,015,000       4          7.25%-7.75%    10/99         28,271,601    28,552,155

   FHA            7,220,800       1             8.55%       11/30          7,019,830     7,056,127

               $128,310,660      16                                     $122,048,053  $151,717,926





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

                                               Continued
   C.   PIMs, Continued

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

                The  underlying mortgages  of the  PIMs are  collateralized by
                multi-family   apartment complexes located in  10 states.  The
                apartment complexes range in size from 80 to 736 units.

   D. MBS

      During the third and fourth quarter of 1997, the Partnership received prepayments on three multi-family MBS in the amounts of $2,318,901, $2,425,094 and $2,824,583. The Partnership made two special distributions of $.33 per unit per Limited Partner for the first two MBS prepayments and $.19 per unit per Limited Partner interest for the third MBS prepayment with the proceeds from these prepayments.




                                       F-18





                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


      At December 31, 1997, the Partnership's MBS portfolio had an amortized cost of $42,958,473 and unrealized gains of approximately $1,769,220. At December 31, 1996, the Partnership's MBS portfolio has an amortized cost of $40,728,433 and unrealized gains and losses of approximately $830,450 and $275,114, respectively. The Partnership's MBS have maturities ranging from 2007 to 2033.
   E. Partners' Equity

      Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

      Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, net cash proceeds will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed underall capital transactions and fifth, 96% to the Limited Partners and 4% to the General Partners.


      Profits arising from a capital transaction, will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

      During 1997, 1996 and 1995, the Partnership made quarterly distributions totaling $1.12 per unit. During 1997, the Partnership made special distributions totaling $1.69 per Unit.

      As of December 31, 1997, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                         Corporate
                                         Limited       General       Unrealized
                           Unitholders    Partner      Partners         Gain           Total

          Capital         $292,176,381   $  2,000    $    3,000     $    -          $292,181,381
          contributions

          Syndication
          costs            (15,580,734)       -           -              -           (15,580,734)

          Quarterly       (210,474,037)    (1,472)   (5,129,386)         -          (215,604,895)
          distributions

          Special          (44,699,007)      (305)        -              -           (44,699,312)
          distributions

          Net income       157,173,558      1,100     4,861,071          -           162,035,729

          Unrealized
          gain on MBS           -             -           -          1,769,220         1,769,220

          Total at
          December 31
          1997            $178,596,161   $  1,323    $ (265,315)    $1,769,220      $180,101,389

   F.  Related Party Transactions

       Under the terms of the Partnership Agreement, the General Partners or their affiliates are entitled to an asset management fee for the management of the Partnership's business, equal to .75% per annum of

                                       F-20





                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


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

   G.  Federal Income Taxes

       The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership's 1997 federal income tax return is as follows:

          Net income per statement of income          $12,972,600

         Add:  Book to tax difference for participation
             Income                                       183,826

               Book to tax difference for amortization of
                    prepaid expenses and fees            (115,328)

         Net income for federal income tax purposes   $13,041,098


       The allocation of the 1997 net income for federal income tax purposes is as follows:

                                                           Portfolio
                                                            Income

                     Unitholders                          $12,667,865
                     Corporate Limited Partner                     86
                     General Partners                         373,147

                                                          $13,041,098

                For the years ended December 31, 1997, 1996 and 1995 the average per unit income to the Unitholders for federal income tax purposes was $.86, $.95 and $.84 respectively.

                The basis of the Partnership s assets for financial reporting purposes is less than its tax basis by approximately $2,892,000 and $4,038,000 at December 31, 1997 and 1996,
                respectively. The basis of the Partnership s liabilities for financial reporting purposes are the same for its tax basis at December 31, 1997 and 1996, respectively.

                                       F-22





                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued



   H.         Fair Value Disclosures of Financial Instruments

                The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:








                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


            H.Fair Value Disclosures of Financial Instruments, continued

                Cash and Cash Equivalents and Short-term Investment

                The carrying amount approximates fair value because of the short maturity of those instruments.
                MBS

                The Partnership estimates the fair value of MBS based on quoted market prices.

                PIMs

                There is no active trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership s estimated fair value arising from the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs had gross unrealized gains of approximately $822,000 at December 31, 1997 and gross unrealized gains and losses of approximately $3,282,000 and $343,000 respectively, at December 31, 1996.


                At December 31, 1997 and 1996, the estimated fair values of the Partnership's financial instruments are as follows:

                                          1997            1996
Cash and cash equivalents and
 short-term investment                  $  9,052      $   7,921
              MBS                         44,728         41,284
              PIMs                       122,870        154,657

                                        $176,650       $203,862


   I.  Subsequent Events

         On February 17, 1998, the Partnership received repayments of the Fallwood Apartments, Westbrook Manor Apartments and Greenbriar Apartments PIMs, respectively. The Partnership received the outstanding principal balances of $6,505,922, 4,841,446 and $2,196,031 on the Fourth Ward Square and Meredith Square Apartment PIMs, respectively. The Partnership received all unpaid Additional Interest owed on all three deals totaling $619,893 as well as Shared Appreciation Interest totaling $281,376. The Partnership will distribute the capital proceeds from these three transactions to investors through a special distribution in March of 1998.

                                       F-24





                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued



                                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                               December 31, 1997



                                                Normal
                                                Monthly                                  Carrying
                        Interest   Maturity     Payment    Original         Current      Amount at
    PIMs (a)            Rate (b)   Date (k)       (1)     Face Amount     Face Amount    12/31/97(r)    GNMA
    Country Meadows     8.25%      10/15/30      89,100   $12,475,000     $12,110,893    $12,110,893
     Apts               (c)(e)(h)
    Savage, MD

    Denrich
    Apartments          6.25%      12/15/23      24,900     3,500,000       3,271,315      3,271,315
    Philadelphia, PA    (c)(e)
                        (h)(q)

    Fallwood Apts       8.00%       7/15/23      49,700     7,000,000       6,515,712      6,515,712
    Indianapolis, IN    (c)(e)(h)

    Greenbrier Apts     8.25%       9/15/23      17,100     2,350,000       2,197,833      2,197,833
    Overland Park, KS   (c)(e)(h)

    Harbor House Apts   8.25%       4/12/31      89,200    12,484,304      12,168,416     12,168,416
    Madison, WI         (g)(h)(m)

    Le Coeur du Monde   8.25%      10/15/30      70,100     9,814,200       9,523,294      9,523,294
     Apts               (c)(f)
    St. Louis, MO       (n)

    Longwood Villas     8.00%       4/15/24      47,500     6,690,456       6,278,487      6,278,487
     Apts               (p)
    Orlando, FL

    Richmond Park       7.50%       8/15/24     107,900    16,000,000      14,962,634     14,962,634
    Richmond Heights,   (c)(e)(h)
       OH

    Saratoga Apts.      7.875%      8/15/24      47,300     6,750,000       6,343,907      6,343,907
     Rolling Meadows,   (c)(e)(h)
     IL

    The Greehouse       8.50%       2/15/30      64,600     8,810,900       8,538,584      8,538,584
    Omaha, NE           (d)(e)(h)

    Westbrook Manor     8.25%       5/15/23      37,900     5,200,000       4,845,547      4,845,547
     Apts.              (c)(e)(h)
    Omaha, NE
                                                           91,074,860      86,756,622     86,756,622
    FNMA
    Carlyle Court       7.25%      10/1/99       54,600     8,280,000       7,783,081      7,783,081
    Indianapolis, IN    (c)(e)(h)                 (o)

    Hillside Court      7.25%      10/1/99       30,000     4,590,000       4,314,534      4,314,534
    Centerville, OH     (c)(e)(h)                 (o)

    Stanford Court      7.25%      10/1/99       46,700     7,110,000       6,683,247      6,683,247
    Speedway, IN        (c)(e)(h)                 (o)


                                                Normal
                                                Monthly                                  Carrying
                        Interest   Maturity     Payment    Original         Current      Amount at

    PIMs (a)            Rate (b)   Date (k)       (1)     Face Amount     Face Amount    12/31/97(r)

    Waterford Court     7.75%      10/1/99       69,500    10,035,000        9,490,739      9,490,739
    Lafayette, IN       (c)(g)(j)                  (o)



                                                           30,015,000       28,271,601     28,271,601

    HUD

    Walden Village      8.55%      11/1/30       53,200     7,220,800        7,019,830      7,019,830
     Apts.              (c)(f)(I)
    Dayton, OH

                                                         $128,310,660     $122,048,053   $122,048,053



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

   (b) Represents the permanent interest rate of the GNMA or FNMA MBS or the HUD direct mortgage less the servicing fee. In addition, the Partnership receives additional interest consisting of (I) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property, (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.

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

   (n) The Partnership agreed to temporarily reduce the interest rate on the Le Couer du Monde PIM. The reduction was retroactive to October 1, 1992, and ranged from 6.375% to 8.125% per annum through October 1, 1995 and thereafter is at 8.25% per annum. As consideration for this reduction, the Partnership increased its Shared Appreciation Interest rate from 30% to 35% and decreased the base value used for this calculation from $10,795,620 to $9,814,200.

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

   (p) The Partnership permitted the borrower to sell the property and the buyer assumed the first mortgage loan and any future obligations arising under the participation features. The Partnership received $35,000 as a discounted payoff of the accumulated participation interest through the sale date.


                                       F-31





                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

         NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE, Continued


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

   (r) The aggregate cost of PIMs for federal income tax purposes is $122,048,053.

    A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1997 is as follows:

                                                    1997            1996            1995

            Balance at beginning of period     $151,717,926    $152,929,361     $154,042,671

            Deductions during period:
             Reclassification                   (11,850,469)           -                -
            Prepayments and
             principal collections              (17,819,404)     (1,211,435)      (1,113,310)


            Balance at end of period           $122,048,053    $151,717,926     $152,929,361






















                                                   F-32