Form 10-Q
period 1998-03-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1998-05-05
CIK 805297

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549


                                              FORM 10-Q

          (Mark One)

 QUARTERLY REPORT  PURSUANT TO SECTION  13 OR 15(d)  OF THE  SECURITIESx
                      EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1998

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



Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

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

                                            BALANCE SHEETS


                                                ASSETS
                                                           March 31,    December 31,
                                                             1998            1997

            Participating Insured Mortgages ("PIMs")     $108,261,010   $122,048,053
              (Note 2)
            Mortgage-Backed Securities ("MBS") (Note 3)    44,053,545     44,727,693

              Total mortgage investments                  152,314,555    166,775,746

            Cash and cash equivalents                       9,632,212      9,052,480
            Interest receivable and other assets            1,063,057      1,180,660
           Prepaid acquisition fees and expenses, net
             of accumulated amortization of $7,660,722
             and $8,293,080, respectively                   2,150,454      2,481,160
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,159,563 and
             $2,707,314, respectively                         540,428        636,931

              Total assets                               $165,700,706   $180,126,977

                                   LIABILITIES AND PARTNERS' EQUITY


            Liabilities                                  $     28,599   $     25,588

            Partners' equity (deficit) (Note 5):

              Limited Partners                            164,229,748    178,597,484
               (14,655,512 Limited Partner
                interests outstanding)

              General Partners                               (268,499)      (265,315)
              Unrealized gain on MBS                        1,710,858      1,769,220

            Total Partners' equity                        165,672,107    180,101,389

              Total liabilities and partners' equity     $165,700,706   $180,126,977


                                The accompanying notes are an integral
                                   part of the financial statements.

                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                                            For the Three Months
                                                              Ended March 31,

                                                            1998           1997

            Revenue:
              Interest income - PIMs:
                Base interest                             $2,242,067     $3,003,629
                Additional interest                        1,129,740          -
              Interest income - MBS                          849,925        804,591
              Other Interest income                          206,935        103,520

                Total revenue                              4,428,667      3,911,740

            Expenses:
              Asset management fee to an affiliate           288,497        355,452
              Expense reimbursements to affiliates            42,576         34,541
              Amortization of prepaid fees and
               expenses                                      427,209        436,620
              General and administrative                      49,779         88,938

                Total expenses                               808,061        915,551

            Net income                                    $3,620,606     $2,996,189

            Allocation of net income (Note 5):

              Limited Partners                            $3,511,988     $2,906,303

              Average net income per Limited Partner
                interest (14,655,512 Limited Partner
                interests outstanding)                    $      .24     $      .20

              General Partners                            $  108,618     $   89,886



                                The accompanying notes are an integral
                                   part of the financial statements.


                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS



                                                                      For the Three Months
                                                                        Ended March 31,


                                                                       1998       1997

     Operating activities:
       Net income                                                  $3,620,606  $2,996,189
       Adjustments to reconcile net income to net cash
        provided by operating activities:
          Amortization of prepaid fees and expenses                   427,209     436,620
          Shared Appreciation Interest and
           prepayment penalty                                        (474,426)       -
          Changes in assets and liabilities:
        Decrease in interest receivable
         and other assets                                             117,603      34,873
        Increase (decrease) in liabilities                              3,011     (14,661)

          Net cash provided by operating activities                 3,694,003   3,453,021

     Investing activities:
       Principal collections on PIMs including Shared
        Appreciation Interest and prepayment penalty
        income of $474,426 in 1998                                 14,261,469     315,160
       Principal collections on MBS                                   615,786     406,447

          Net cash provided by investing activities                14,877,255     721,607

     Financing activity:
       Quarterly Distributions                                     (4,215,345) (4,211,201)
      Special Distributions                                       (13,776,181)       -

     Net cash used for financing activities                       (17,991,526) (4,211,201)

     Net increase (decrease) in cash and cash equivalents             579,732     (36,573)

     Cash and cash equivalents, beginning of period                 9,052,480   7,921,270

     Cash and cash equivalents, end of period                     $ 9,632,212  $7,884,697





                             The accompanying notes are an integral
                               part of the financial statements.



                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                     NOTES TO FINANCIAL STATEMENTS



1.   Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited
Partnership, (collectively the "General Partners") of Krupp Insured Plus-II Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

 2.   PIMs

During the first quarter of 1998, the Partnership received prepayments of the Westbrook Manor, Fallwood and Greenbrier Apartment PIMs in the amounts of $4,841,446, $6,505,922, and $2,196,031, respectively. In addition to the prepayments, the Partnership received $411,810 of Shared Appreciation Interest and $637,002 of Minimum Additional Interest and Shared Income Interest. On March 27, 1998, the Partnership made a special distribution to the investors of $.94 per Limited Partner interest.

During March 1998, the Partnership received a prepayment penalty of $62,616 and Minimum Additional and Shared Income Interest of $18,312 relating to the Longwood Villas PIM, with a corresponding prepayment of the mortgage in the amount of $6,261,587 being received on April 15, 1998. The Partnership will pay a special distribution of $.43 per Limited Partner Interest in the second quarter of 1998.

At March 31, 1998, the Partnership's PIM portfolio has a fair value of $109,101,603 and gross unrealized gains of $840,593. The Partnership's PIMs have maturities ranging from 2009 to 2031.

 3.   MBS

At March 31, 1998, the Partnership's MBS portfolio has an amortized cost of $42,342,687 and gross unrealized gains of $1,710,858. The
Partnership's MBS have maturities ranging from 2007 to 2033.



                                               Continued


                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                               NOTES TO FINANCIAL STATEMENTS, Continued



4.   Changes in Partners' Equity

A summary of changes in Partners' Equity for the three months ended March 31, 1998 is as follows:

                                                                 Total
                             Limited    General    Unrealized     Partners'
                             Partners   Partners    Gain          Equity

Balance at December 31,1997 $178,597,484 $(265,315)$ 1,769,220   $180,101,389

Net income                     3,511,988   108,618       -          3,620,606

Quarterly distributions       (4,103,543) (111,802)      -         (4,215,345)

Special distributions        (13,776,181)     -          -        (13,776,181)

Decrease in
unrealized gain on MBS            -           -        (58,362)       (58,362)

Balance at March 31, 1998   $164,229,748 $(268,499) $1,710,858   $165,672,107

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Managements expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $4.2 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments and the principal
collections received on the PIMs and MBS.   The Partnership funds a portion of
the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease,which will result in periodic adjustments to the distributions paid to investors.

The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution,the General Partners may adjust the distribution rate or distribute funds through a special distribution.

During the first quarter of 1998,the Partnership received prepayments of the Westbrook Manor, Fallwood and Greenbrier Apartment PIMs along with Additional Interest. On March 27, 1998,the Partnership made a special distribution to the investors of $.94 per Limited Partner interest.

During March 1998,the Partnership received Additional Interest relating to the Longwood Villas PIM, with a corresponding prepayment of the mortgage being received on April 15, 1998. The Partnership will pay a special distribution of $.43 per Limited Partner Interest in the second quarter of 1998.

The General Partners have been informed that the first mortgage loan on Lily Flagg may be prepaid during the second quarter 1998. When the transaction takes place, the Partnership will receive a 1% prepayment penalty. Upon receipt the Partnership will distribute the repayment proceeds and the prepayment penalty to the Limited Partners.

Based on current projections,the General Partners believe the Partnership can maintain the current distribution rate for the foreseeable future. However, in the event of additional PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset,local market conditions,interest rates and available financing will have an impact on this decision.

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the
Government National Mortgage Association (GNMA), the Federal   National
Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the United States Department of Housing and Urban Development
(HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S.Government or the Federal Home Loan Bank Board. GNMA guarantees the timely payment of principal and basic interest on the securities it issues,
which represents interest in pooled  mortgages insured by HUD.   Obligations
insured by HUD,an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

The Partnership includes in cash and cash equivalents approximately $9 million of commercial paper,which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

 Operations

The following discussion relates to the operations of the Partnership during the three months ended March 31, 1998 and 1997.

Net income increased approximately $624,000 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase is primarily attributed to Additional Interest related to the prepayment of Westbrook Manor, Fallwood, Greenbrier Apartment and Longwood Villas PIMs in the amount of $1,129,740 ($655,314 was Minimum Additional Interest and Shared Income Interest while $474,426 was Shared Appreciation Interest). In addition, other interest income significantly increased due to the Partnership having higher average short-term investment balances during the first quarter of 1998 as compared to the same period in 1997.These increases were somewhat offset by a decline in PIM interest income resulting from the prepayments of the Colonial, Lakeside and Pine Ridge Apartment PIMs in 1997 and Westbrook Manor, Fallwood and Greenbriar Apartment PIMs in 1998.

In addition, the decrease in base interest on PIMs and the increase in interest on MBS was due to a transaction in 1997 involving the Lily Flagg PIM. The Partnership converted its investment from a PIM into a multi-family insured mortgage during third quarter of 1997. The Partnership funds a portion of distributions with MBS and PIM principal collections,which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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


          Date:  April 23, 1998