Form 10-Q
period 1998-06-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1998-08-12
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

           For the quarterly period ended    June 30, 1998

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

                                 BALANCE SHEETS


                                     ASSETS
                                                                          June 30,            December 31,
                                                                          1998                   1997

Participating Insured Mortgages ("PIMs")                                 $ 89,648,463         $122,048,053
   (Note 2)
Mortgage-Backed Securities and multi-family
 insured mortgages("MBS") (Note 3)                                         38,601,615           44,727,693
                                                                         ------------         ------------

   Total mortgage investments                                             128,250,078          166,775,746

Cash and cash equivalents                                                  33,234,357            9,052,480
Interest receivable and other assets                                          950,240            1,180,660
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,749,952
 and $8,293,080, respectively                                               1,476,002            2,481,160
Prepaid participation servicing fees, net of
 accumulated amortization of $2,190,410 and
 $2,707,314, respectively                                                     353,413              636,931
                                                                          -----------          -----------

   Total assets                                                          $164,264,090         $180,126,977
                                                                         ============         ============


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                              $     18,797         $     25,588
                                                                         ------------         ------------

Partners' equity (deficit) (Note 4):

  Limited Partners                                                        163,150,602          178,597,484
   (14,655,512 Limited Partner
      interests outstanding)

  General Partners                                                           (282,162)            (265,315)

  Unrealized gain on MBS                                                    1,376,853            1,769,220
                                                                         ------------   ------------------

    Total Partners' equity                                                164,245,293          180,101,389
                                                                         ------------         ------------

   Total liabilities and partners' equity                                $164,264,090         $180,126,977
                                                                         ============         ============


                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME




                                             For the Three Months                  For the Six Months
                                                 Ended June 30,                        Ended June 30,
                                             ----------------------               -------------------
                                                1998              1997               1998             1997
                                             ----------        ----------         -----------      -------
Revenues:
 Interest income - PIMs:
    Base interest                             $1,872,864      $2,931,125          $4,114,931        $5,934,754
    Participation interest                     1,018,517         783,195           2,148,257           783,195
 Interest income - MBS                         1,021,379         794,547           1,871,304         1,599,138
 Other interest income                           369,565         125,272             576,500           228,792
                                              ----------       ---------          ----------        ----------

      Total revenues                           4,282,325       4,634,139           8,710,992         8,545,879
                                              ----------      ----------          ----------        ----------

Expenses:
 Asset management fee to an
  affiliate                                      251,499         351,761             539,996           707,213
 Expense reimbursements to
  affiliates                                     (33,980)         42,576               8,596            77,117
 Amortization of prepaid
    expenses and fees                            861,467         554,296           1,288,676           990,916
   General and administrative                     85,402          66,968             135,181           155,906
                                              ----------       ---------          ----------        ----------

      Total expenses                           1,164,388       1,015,601           1,972,449         1,931,152
                                              ----------       ---------          ----------    --------------

Net income                                    $3,117,937      $3,618,538          $6,738,543        $6,614,727

Net change in unrealized gain
    on                                          (334,005)        466,092          (392,367)             84,932
                                              ----------      ----------        ----------          ----------

Total comprehensive income                    $2,783,932      $4,084,630        $6,346,176          $6,699,659
                                              ==========      ==========        ==========          ==========


Allocation of net income (Note 4):
   Limited Partners                           $3,024,399      $3,509,982        $6,536,387          $6,416,285
                                              ==========      ==========        ==========          ==========

   Average net income per
   Limited Partner interest
   (14,655,512 Limited Partner
   interests outstanding)                     $      .21       $      .24       $      .45         $      .44
                                              ==========       ==========       ==========         ==========

   General Partners                           $   93,538       $  108,556       $  202,156         $  198,442
                                              ==========       ==========       ==========         ==========


                     The accompanying notes are an integral
                        part of thefinancial statements.

                                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                                    STATEMENTS OF CASH FLOWS



                                                                                    For the Six Months
                                                                                      Ended June 30,

                                                                                 1998              1997

Operating activities:
  Net income                                                                 $6,738,543         $ 6,614,727
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of prepaid expenses and fees                                1,288,676             990,916
     Shared appreciation income                                              (1,247,726)           (334,250)
     Changes in assets and liabilities:
        Decrease in interest receivable and
         other assets                                                           230,420             308,221
        Decrease in liabilities                                                  (6,791)             (6,090)
                                                                             ----------       -------------

          Net cash provided by operating
           activities                                                         7,003,122           7,573,524
                                                                             ----------           ---------

Investing activities:
  Principal collections on PIMs including shared appreciation income and prepayment penalties of $1,229,426 in 1998 and shared appreciation
     income of $334,250 in 1997                                              33,629,016          10,903,139
  Principal collections on MBS including a
     prepayment penalty of $18,300 in 1998                                    5,752,011             892,119
                                                                            -----------          ----------

          Net cash provided by investing
           activities                                                        39,381,027          11,795,258
                                                                            -----------         -----------

Financing activities:
  Special distributions                                                     (13,776,181)        (10,405,413)
  Quarterly distributions                                                    (8,426,091)         (8,417,728)
                                                                            -----------         -----------

          Net cash used for financing activities                            (22,202,272)        (18,823,141)
                                                                            -----------         -----------

Net increase in cash and cash equivalents                                    24,181,877             545,641

Cash and cash equivalents, beginning of period                                9,052,480           7,921,270
                                                                            -----------     ---------------

Cash and cash equivalents, end of period                                    $33,234,357         $ 8,466,911
                                                                            ===========         ===========


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

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

        The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

        During the second quarter of 1998, the Partnership received prepayments of the Harbor House and Longwood Villas Apartments PIMs. The Partnership received the outstanding principal balance of $12,146,408 and shared appreciation income of $750,000 from the Harbor House PIM and the outstanding principal balance of $6,261,587 from the Longwood Villas PIM. During the first quarter of 1998, the Partnership received a prepayment penalty $62,616 from the Longwood Villas PIM. The Partnership made a special distribution of $.43 per Limited Partner interest relating to the Longwood Villas Apartments PIM on July 17, 1998 and a special distribution of $.88 per Limited Partner interest for the Harbor House Apartment PIM prepayment was made on July 24, 1998.

        During the first quarter of 1998, the Partnership received prepayments of the Westbrook Manor, Fallwood and Greenbrier Apartment PIMs in the amounts of $4,841,446, $6,505,922, and $2,196,031, respectively. In addition to the prepayments, the Partnership received $416,810 of Shared Appreciation Interest and $632,002 of Minimum Additional Interest and Shared Income Interest. On March 27, 1998, the Partnership made a special distribution to the investors of $.94 per Limited Partner interest.

        At June 30, 1998, the Partnership's PIM portfolio has a fair value of $90,156,536 and gross unrealized gains of $508,073. The Partnership's PIMs have maturities ranging from 2009 to 2031. At June 30, 1998 there are no insured mortgage loans within the Partnership's portfolio that are delinquent with respect to principal or interest payments.



                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


3.      MBS

        On June 19, 1998, the Partnership received a prepayment of the Brookside insured mortgage in the amount of $4,605,549, representing the outstanding principal balance and a prepayment penalty of $18,300. The Partnership made a special distribution of $.32 per limited partner interest on July 24, 1998.

        At June 30, 1998, the  Partnership's MBS portfolio has an amortized cost
        of  $37,224,762   and  gross   unrealized   gains  of  $1,376,853.   The
        Partnership's MBS have maturities ranging from 2007 to 2033.

        In June 1997, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FASB 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.


4.      Changes in Partners' Equity

       A summary of changes in Partners' Equity for the six months ended June 30, 1998 is as follows:

                                                                                                           Total
                                               Limited             General          Unrealized           Partners
                                               Partners           Partners              Gain               Equity

Balance at December 31, 1997             $178,597,484          $(265,315)       $1,769,220          $180,101,389

Net income                                  6,536,387            202,156             -                 6,738,543

Quarterly distributions                    (8,207,088)          (219,003)            -                (8,426,091)

Special distributions                     (13,776,181)             -                 -               (13,776,181)

Change in unrealized gain
  on MBS                                        -                  -              (392,367)             (392,367)
                                         -------------         ----------       ----------          ------------

Balance at June 30, 1998                 $163,150,602          $(282,162)       $1,376,853          $164,245,293
                                         ============          =========        ==========          ============


5.       Subsequent Event

        Lily Flagg

        On July 15, 1998, the Partnership received a partial repayment on the Lily Flagg MBS of approximately $651,000. The remaining balance is scheduled for payment in the third quarter of 1998. At that time, the Partnership will receive a 1% prepayment penalty.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations contains  forward-looking   statements  including  those  concerning
Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

      The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from the cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

      During the second quarter of 1998, the Partnership received prepayments of the Harbor House and Longwood Villas Apartments PIMs and the Brookside insured mortgage, along with Additional Interest. On July 17, 1998 and July 24, 1998, the Partnership made special distributions in the amounts of $.43 and $1.20 per Limited Partner interest, relating to the Longwood Villas Apartment PIM, and the Harbor House PIM and Brookside Apartments insured mortgage, respectively.

      During the first quarter of 1998, the Partnership received prepayments of the Westbrook Manor, Fallwood and Greenbrier Apartment PIMs along with Additional Interest. On March 27, 1998, the Partnership made a special distribution to the investors of $.94 per Limited Partner interest.

      The Partnership received a partial repayment on the Lily Flagg MBS of approximately $651,000 on July 15, 1998. The remaining balance is scheduled for payment in the third quarter of 1998. At that time, the Partnership will receive a 1% prepayment penalty. In addition to the Lily Flagg prepayment, the Partnership has also been notified of potential payoffs on the Le Couer du Monde, Walden Village, Carlyle Court, Hillside Court and Waterford Court Apartments PIMs during 1998. If any of these transactions take place, the Partnership would receive unpaid participation interest earned on prior years operations and either its share of any increase in the properties' value or a prepayment penalty. Any repayment proceeds and prepayment penalties would be distributed to the Limited Partners through a special distribution.

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

Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

      Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Operations

      The following discussion relates to the operation of the Partnership during the three and six months ended June 30, 1998 and 1997.

      Net income decreased for the three months ended June 30, 1998 as compared to the same period in 1997 by approximately $501,000. This decrease was due primarily to prepayments of PIMs, which caused a decrease in base interest on PIMs and an increase in amortization of prepaid expenses and fees. This was offset in part by an increase in participation interest, which resulted from such prepayments. The significant decrease in base interest on PIMs was caused primarily by prepayments of the Harbor House, Fallwood, Westbrook, Greenbrier and Longwood Villas PIMs during the first half of 1998 and the Lakeside, Colonial and Pine Ridge PIMs in 1997. In addition, base interest on PIMs decreased and interest on MBS increased due to the conversion of the Lily Flagg PIM from a PIM into a multi-family insured mortgage during the third quarter of 1997. The Partnership realized an increase in participation income of approximately $235,000 in the second quarter of 1998 as compared to 1997 due primarily to $750,000 of shared appreciation income realized from the Harbor House Apartment PIM. The Partnership realized an additional $269,000 from the Stanford, Carlyle and Waterford Apartment PIMs and the Brookside MBS which exceeded the amount of participation income realized during the same period of 1997. Other interest income increased due to the Partnership having higher average short-term investment balances as a result of the prepayments mentioned above during the three months ended June 30, 1998 as compared to the same period in 1997. During the second quarter of 1998, the Partnership received a rebate for expense reimbursements related to 1997. The decrease in asset management fees of $100,000 resulted from the 1998 PIM prepayments reducing the asset base.

      Net income increased for the six months ended June 30, 1998 as compared to the same period in 1997 by approximately $124,000. This increase was due primarily to participation interest received on PIM prepayments. This was offset by lower base interest on PIMs and an increase in amortization of prepaid expenses and fees. The increase in participation interest of approximately $1,365,000 is from the additional interest received from the prepayment of the Harbor House, Fallwood, Westbrook, Greenbrier and Longwood Villas PIMs and the Brookside insured mortgage totaling $1,248,000. In addition, other interest income significantly increased due to the Partnership having higher average short-term investment balances during the six months ended June 30, 1998 as compared to the same period in 1997 caused by the prepayment activity during the first half of 1998. Also contributing to the decrease in base interest on PIMs was the conversion of the Lily Flagg PIM in 1997 into an insured mortgage. This resulted in higher interest income on MBS in 1998 as compared to 1997. During the six months ended June 30 1998, the Partnership received a rebate for expense reimbursements related to 1997. Asset management fees decreased $167,000 as a result of the prepayments described above.

      Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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


Date: August 5, 1998