Form 10-Q
period 1998-09-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1998-11-12
CIK 805297

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q

(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998

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

                                        BALANCE SHEETS


                       ASSETS
                                         September 30,              December 31,
                                              1998                        1997


Participating Insured Mortgages ("PIMs")
   (Note 2)                               $ 89,445,563           $122,048,053
Mortgage-Backed Securities and multi-family
 insured mortgages("MBS") (Note 3)          38,256,874             44,727,693

   Total mortgage investments              127,702,437            166,775,746

Cash and cash equivalents                    8,692,114              9,052,480
Interest receivable and other assets           860,325              1,180,660
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,975,500
 and $8,293,080, respectively                1,250,454              2,481,160
Prepaid participation servicing fees, net of
 accumulated amortization of $2,251,632 and
 $2,707,314, respectively                      292,191                636,931

   Total assets                           $138,797,521           $180,126,977


                             LIABILITIES AND PARTNERS' EQUITY


Liabilities                                     26,364                 25,588
Partners' equity (deficit) (Note 4):

  Limited Partners                         137,366,345            178,597,484
   (14,655,512 Limited Partner
      interests outstanding)

  General Partners                            (310,063)             (265,315)


  Unrealized gain on MBS                     1,714,875             1,769,220

    Total Partners' equity                 138,771,157           180,101,389

   Total liabilities and partners' equity $138,797,521          $180,126,977





                         The accompanying notes are an integral
                              part of the financial statements.




                        KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                     STATEMENTS OF INCOME




                                            For the Three Months                    For the Nine Months
                                            Ended September 30,                     Ended September 30,
                                             1998               1997                 1998
                                          1997
Revenues:
 Interest income - PIMs:
      Base interest                           $1,702,648          $2,792,679         $5,817,579         $8,727,433
      Participation interest                     252,416             465,023          2,400,673          1,248,218
 Interest income - MBS                           723,304             743,120          2,594,608          2,342,258
 Other interest income                           202,494             106,415            778,994            335,207

      Total revenues                           2,880,862           4,107,237         11,591,854         12,653,116

Expenses:
 Asset management fee to an
  affiliate                                      239,030             340,155            779,026          1,047,368
 Expense reimbursements to
  affiliates                                      24,426              42,576             33,022            119,693
 Amortization of prepaid
      expenses and fees                          286,770             464,218          1,575,446          1,455,134
 General and administrative                       54,586              30,278            189,767            186,184

      Total expenses                             604,812             877,227          2,577,261          2,808,379

Net income                                    $2,276,050          $3,230,010         $9,014,593        $ 9,844,737


Allocation of net income (Note 4):

   Limited Partners                           $2,207,768          $3,133,109         $8,744,155        $ 9,549,394

   Average net income per
   Limited Partner interest
   (14,655,512 Limited Partner
   interests outstanding)                     $      .15          $      .21         $      .60        $       .65

   General Partners                           $   68,282          $   96,901         $  270,438        $   295,343






                          The accompanying notes are an integral
                              part of the financial statements.


                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOWS



                                                     For the Nine Months
                                                      Ended September 30,

                                                       1998            1997

Operating activities:
  Net income                                       $ 9,014,593     $ 9,844,737
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Shared appreciation interest and prepayment
        premiums                                    (1,471,582)      (334,250)
     Amortization of prepaid expenses and fees       1,575,446      1,455,134
     Changes in assets and liabilities:
        Increase (decrease) in interest receivable
         And other assets                              320,335        334,447
        Increase (decrease) in liabilities                 776           (777)

          Net cash provided by operating
           activities                                9,439,568     11,299,291

Investing activities:
  Principal collections on PIMs including shared
     appreciation income and prepayment premiums
     of $1,335,952 in 1998 and $334,250 in 1997     33,938,442     11,207,017
  Principal collections on MBS including
     prepayment premiums of $135,630 in 1998         6,552,104      3,699,264

     Net cash provided by investing
        activities                                  40,490,546     14,906,281

Financing activities
  Special distributions                            (37,664,665)   (10,405,413)
  Quarterly distributions                          (12,625,815)   (12,641,944)

     Net cash used for financing activities        (50,290,480)    23,047,357)

Net (decrease) increase in cash and cash
equivalents                                           (360,366)     3,158,215

Cash and cash equivalents, beginning of period       9,052,480      7,921,270

Cash and cash equivalents, end of period           $ 8,692,114    $11,079,485


Supplemental disclosure of non-cash
  investing activities:

     Reclassification of investment
        in PIM to an MBS                            $    -       $11,850,469





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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

     The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.   PIMs

     During the second quarter of 1998, the Partnership received prepayments of the Harbor House and Longwood Villas Apartments PIMs. The Partnership received the outstanding principal balance of $12,146,408 and shared appreciation income of $750,000 from the Harbor House PIM and the outstanding principal balance of $6,261,587 from the Longwood Villas PIM. During the first quarter of 1998, the Partnership received a prepayment penalty of $62,616 from the Longwood Villas PIM. The Partnership made a special distribution of $.43 per Limited Partner interest relating to the Longwood Villas Apartments PIM on July 17, 1998 and a special distribution of $.88 per Limited Partner interest for the Harbor House Apartment PIM prepayment was made on July 24, 1998.

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

     On October 19, 1998, the Partnership received a prepayment on the Walden Village Apartment's PIM of approximately $6,990,000. On September 30, 1998, Shared Appreciation interest of $106,526 was received by the Partnership.

     At September 30, 1998, the Partnership's PIM portfolio has a fair value of $89,952,644 and gross unrealized gains of $507,081. The Partnership's PIMs have maturities ranging from 2009 to 2031. At September 30, 1998 there are no insured mortgage loans within the Partnership's portfolio that are delinquent with respect to principal or interest payments.



                                    continued

                     KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS


3.   MBS

     On June 19, 1998, the Partnership received a prepayment of the Brookside insured mortgage in the amount of $4,605,549, representing the outstanding principal balance, and a prepayment penalty of $18,300. The Partnership made a special distribution of $.32 per limited partner interest on July 24, 1998.

     On October 15, 1998, the Partnership received a repayment on the Lily Flagg MBS of approximately $11,722,000. A prepayment penalty of $117,330 was received on September 17, 1998.

     At September 30, 1998, the Partnership's MBS portfolio has an amortized cost of $36,541,999 and gross unrealized gains of $1,714,875. The Partnership's MBS have maturities ranging from 2007 to 2033.

     In June 1997, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FASB 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FASB 130 had no material effect on the Partnership's financial position or results of operations.


4.   Changes in Partners' Equity

     A summary of changes in Partners' Equity for the nine months ended September 30, 1998 is as follows:



                                                                                                                  Total
                                                    Limited             General           Unrealized            Partners=
                                                    Partners            Partners          Gain (Loss)             Equity



Balance at December 31, 1997                  $178,597,484          $(265,315)        $ 1,769,220          $180,101,389

Net income                                       8,744,155            270,438                -                9,014,593

Quarterly distributions                        (12,310,629)          (315,186)               -              (12,625,815)

Special distributions                             (37,664,665)           -                   -              (37,664,665)

Change in unrealized gain
 On MBS                                             -                    -                (54,345)              (54,345)

Balance at September 30,1998                  $137,366,345          $(310,063)         $1,714,875          $138,771,157


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

The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

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

As a result of the five PIM prepayments (Fallwood, Greenbrier, Westbrook Manor, Harbor House and Longwood Villas) and Brookside insured mortgage, the Partnership made special distributions totalling $2.57 per unit from the payoff proceeds. In addition, the Partnership will be making an additional special distribution of approximately $1.29 per unit from the payoff proceeds of the Lily Flagg MBS and Walden Village Apartment PIM. Consequently, the Partnership's capital resources and its future cash flows will be lower. However, at this time the General Partners have determined that the Partnership can maintain its current dividend rate of $1.12 per unit per year for the near future. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution. In the event of additional PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

During the second quarter of 1998, the Partnership was notified of potential payoffs on the Le Couer du Monde, Carlyle Court, Hillside Court and Waterford Court Apartments PIMs. If any of these transactions take place, the Partnership would receive unpaid participation interest earned on prior years operations and either its share of any increase in the properties' value or a prepayment penalty. Any repayment proceeds, Shared Appreciation Income and prepayment penalties would be distributed to the Limited Partners through a special distribution.

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

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the Government National Mortgage Association (AGNMA@), Fannie Mae, the Federal Home Loan Mortgage Corporation (AFHLMC@) or the United States Department of Housing and Urban Development (AHUD@) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Operations

The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 1998 and 1997.

Net income decreased for the three months ended September 30, 1998 as compared to the same period in 1997. This decrease was due primarily to lower base interest on PIMs and participation interest. This was partially offset by an increase in interest income on cash and cash equivalents and a decrease in asset management fees and amortization expense. The significant decrease in base interest on PIMs was caused by the prepayments of the Westbrook, Fallwood, Greenhouse, Harbor House and Longwood Villas PIMs during the first six months of 1998 and Colonial Park and Pine Ridge PIMs during the fourth quarter of 1997. The decrease in participation interest is due to the Partnership receiving a lower amount of Shared Interest Income for the three months ended September 30, 1998 as compared to the same period in 1997.
Interest income on cash and cash equivalents increased due to the Partnership having higher average short-term investment balances during the three months ended September 30, 1998 as compared to the same period in 1997. The decrease in asset management fees was a result of the PIM prepayments mentioned above that reduced the asset base. The decrease in amortization expense was a result of the Partnership fully amortizing the costs associated with the PIM's that were prepaid in the third quarter of 1997.

Net income decreased for the nine months ended September 30, 1998 as compared to the same period in 1997. This decrease was due primarily to significantly lower base interest on PIMs and an increase in amortization expense. This was partially offset by increases in participation interest, interest income on MBS, interest income on cash and cash equivalents and decreases in asset management fees and expense reimbursements. The significant decrease in base interest on PIMs was caused by the prepayments of the Westbrook Manor, Fallwood, Greenhouse, Harbor House and Longwood Villas PIMs during the first six months of 1998 and Lakeside, Colonial Park and Pine Ridge PIMs during 1997. In addition, base interest on PIMs decreased and interest on MBS increased due to the conversion of the Lily Flagg PIM to a multi-family insured mortgage during the fourth quarter of 1997. The Partnership realized a significant increase in participation income due primarily to Shared Appreciation Income realized from the 1998 PIM prepayments of the Harbor House, Westbrook Manor, Fallwood and Greenbrier Apartment PIMs, as compared to the 1997 Lakeside PIM prepayment. The Partnership realized additional participation income from the Stanford, Carlyle, Waterford and Walden Village Apartment PIMs and the Brookside and Lily Flagg MBS' which exceeded the amount of participation income realized during the same period of 1997. Interest income on cash and cash equivalents increased due to the Partnership having higher average short-term investment balances as a result of the prepayments mentioned above during the nine months ended September 30, 1998 as compared to the same period in 1997. The decrease in asset management fees was a result of the 1998 PIM prepayments mentioned above that reduced the asset base. The Partnership received a rebate for expense reimbursements related to 1997 during the second quarter of 1998, helping to offset the decrease in net income for the nine months ended September 30, 1998. The increase in amortization expense is because the Partnership fully amortized the remaining balances of prepaid fees and expenses associated with the Fallwood, Westbrook Manor, Greenbrier, Harbor House, Longwood Villa's Apartment PIMs Brookside MBS prepayments during 1998.

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
















Date: October 28, 1998