Form 10-K
period 1998-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1999-04-01
CIK 805297

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549


                                                        FORM 10-K

(Mark One)

  x

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended       December 31, 1998

                                                           OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from                  to

                  Commission file number                0-16817

                    Krupp Insured Plus-II Limited Partnership
 (Exact name of registrant as specified in its charter)

  Massachusetts                                                      04-2955007
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                              Identification No.)


One Beacon Street, Boston, Massachusetts                                02108
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)           (617) 523-0066
                                                    ------------------------

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

The exhibit index is located on pages 9-12.

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

   The Partnership's investments in PIMs on multi-family residential properties consist of a MBS (the "insured mortgage") guaranteed as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing programs of Fannie Mae and the Government National Mortgage Association ("GNMA"). PIMs provide the Partnership with monthly payments of principal and basic interest and also provide for Partnership participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property. The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

   The Partnership also acquired MBS and insured mortgages collateralized by single-family or multi-family mortgage loans issued or originated by GNMA, Fannie Mae, HUD or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and basic interest on its MBS, and HUD insures the pooled mortgage loans underlying the GNMA MBS and its own direct mortgage loans.

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

   As of December 31, 1998, there were no personnel directly employed by the Partnership.

ITEM 2.  PROPERTIES

   None

ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                                       PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There currently is no established trading market for the Units.

   The number of investors holding Units as of December 31, 1998 was approximately 15,000. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to realization and payout of the existing mortgages.

   During 1998, the Partnership made special distributions consisting primarily of principal proceeds from the Walden Village, Longwood Villas, Harbor House, Westbrook Manor, Fallwood and Greenbrier PIM prepayments and the repayment of the Brookside and Lily Flagg multi-family MBS's.

   During 1997, the Partnership made special distributions consisting primarily of principal proceeds from the Lakeside, Colonial Park and Pine Ridge PIM prepayments, The Partnership may make special distributions in the future if PIMS prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

   The Partnership made the following distributions, to its Partners during the two years ended December 31, 1998 and 1997:

                                                      1998                          1997
                                             ---------------------         -------------
                                                Amount    Per Unit            Amount    Per Unit

Distributions:
   Limited Partners                            $16,414,173     $1.12           $16,414,173        $1.12
   General Partners                                385,355                         436,626
                                               -----------                     -----------

                                               $16,799,528                     $16,850,799
                                               -----------                     -----------

Special Distributions:
      Limited Partners                          56,716,830     $3.87            24,767,815        $1.69
                                               -----------                     -----------

Total Distributions                            $73,516,358                     $41,618,614
                                               ===========                     ===========



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

                                       1998                 1997                 1996               1995                  1994
                                       ----                 ----                 ----               ----                  ----

Total revenues                       $15,335,618          $ 16,672,558          $ 15,855,280          $ 16,366,468      $18,874,538

Net income                            12,017,670            12,972,600            12,331,212            12,656,200       14,147,772

Net income allocated to:

   Limited Partners                   11,657,140            12,583,422            11,961,276            12,276,514       13,723,339
   Average per Unit                        .80                   .86                   .82                   .84                .94

  General Partners                       360,530               389,178               369,936               379,686          424,433

  Total assets at
   December 31                       117,626,762          180,126,977            207,552,419           212,789,466      215,697,082

Distributions to:
   Limited Partners                   16,414,173            16,414,173            16,414,171            16,414,173       21,738,336
   Average per Unit                       1.12                  1.12                  1.12                  1.12               1.48

    Special                           56,716,830            24,767,815                  -                   -            17,293,504

    Average per Unit                      3.87                  1.69                    -                   -                 1.18

   General Partners                      385,355               436,626               432,214               430,359          476,952


  ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue effects virtually all companies and all organizations.

  In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners of the Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

   The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The Trust is in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained all written assurances that these providers would be Year 2000, ready.

   The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 ready. Such plan will be developed if it becomes clear that a provider is not going to achieve its scheduled readiness objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. To date, the Partnership has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the General Partners and it is estimated that any future Year 2000 readiness costs will be borne by the General Partners.

    Liquidity and Capital Resources

    The most significant demands on the Partnership's liquidity are the regular quarterly distributions paid to investors, approximately $4.2 million each quarter. Funds for the investor distributions come from the monthly principal and basic interest payments received on the PIMs and the MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. At this time the General Partners have determined that the Partnership can maintain its current distribution rate of $1.12 per Unit per year.

    During 1998, the Partnership made six special distributions and during the first quarter of 1999 the Partnership anticipates making an additional special distribution due to PIM prepayments and an insured mortgage prepayment. The Partnership made special distributions of $.94, $1.63 and $1.30 per Unit in March 1998, July 1998 and December 1998, respectively. The March 1998 special distribution consisted of the prepayment proceeds from the Fallwood, Greenbrier and Westbrooks PIMs. The July 1998 special distributions consisted of the prepayment proceeds from the Longwood Villas and Harbor House PIMs and the prepayment proceeds from the Brookside insured mortgage. The December 1998 special distributions consisted of the prepayment proceeds from the Walden Village PIM and the Lily Flagg insured mortgage. The Partnership anticipates making a $1.97 per Unit special distribution during the first quarter of 1999 with the prepayment proceeds of the Carlyle, Hillside, Stanford and Waterford Court PIMs. The General Partners expect that there will be more prepayments during 1999. The owners of Country Meadows and Saratoga have both notified the General Partners of their intentions to refinance their properties if favorable refinancing conditions persist. The General Partners also expect the Greenhouse PIM will be prepaid during the fourth quarter 1999. The first mortgage lender foreclosed on the property during January 1999 as a result of a continuing default. The first mortgage lender expects to sell the property by year-end when the Partnership will receive the entire principal balance remaining on the PIM but will not receive any participation income. The Partnership has received its full principal and basic interest payments due on the PIM while the underlying first mortgage loan has been in default because those payments are guaranteed by GNMA.In the event of further PIM prepayments, the General Partners may determine that an adjustment to the distribution rate will be necessary to reflect the reduced future cash flows from the remaining mortgage investments.

    In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's PIM investments also may provide additional income through its participation feature in the underlying properties if they operate successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria. During 1998, the Partnership received a total of $1,361,968 in participation income from operating cash flow that exceeded the established thresholds from eight of its PIM investments:
    Carlyle Court, Longwood Villas, Stanford Court, Walden Village, Westbrook, Fallwood, Greenbrier and Waterford Court. The Partnership also received a total of $2,390,707 in prepayment penalties and participation income related to sale or refinance value from Carlyle Court, Fallwood, Greenbrier, Harbor House, Hillside Court, Longwood Villas, Stanford Court, Walden Village, Westbrook and Waterford Court PIM's and the Lily Flagg and Brookside MBS.

    Most of the properties had stable operating results during 1998. High occupancy rates were maintained at most of the properties due to stable or improving markets. However, as many of the properties have aged, rental rate increases have not kept pace with the increasing costs of maintenance, repairs and replacements. Consequently, the General Partners do not expect that the Partnership will receive significant participation income from the operations of the properties that remain in the portfolio.

    During the first five years, owners are prohibited from prepaying the first mortgage loans underlying the PIMs. During the second five years, owners may prepay the loans by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The General Partners will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and availability of financing will affect those decisions.

    Assessment of Credit Risk

    The Partnership's investments in mortgages are guaranteed or insured by the Government National Mortgage Association ("GNMA"), "Fannie Mae", the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

    Operations

    The following discussion relates to the operation of the Partnership during the years ended December 31, 1998, 1997 and 1996.

                                                                      (Amounts in thousands)
                                                                1998            1997               1996
         Interest income on PIMs:
         Basic interest                                    $7,417               $11,090             $12,070
         Participation income                               3,753                 1,816                  32
         Interest income on MBS
          and insured mortgages                             3,083                 3,099               3,366
         Other interest income                              1,083                   668                 387
         Partnership expenses                              (1,287)               (1,793)             (1,778)
         Amortization of prepaid fees and
          expenses                                         (2,031)               (1,907)             (1,746)
                                                           -------              -------             -------

              Net Income                                  $12,018               $12,973             $12,331
                                                          =======               =======             =======

Net income decreased by approximately $955,000 during 1998 as compared to 1997. This decrease was due primarily to significantly lower basic interest on PIMs of approximately $3,673,000. This was partially offset by increases in participation income of approximately $1,937,000, other interest income of approximately $415,000 and a decrease in Partnership expenses of approximately $506,000. The significant decrease in basic interest on PIMs was caused by the prepayments of the Westbrook Manor, Fallwood, Greenhouse, Harbor House, Walden Village and Longwood Villas PIMs during 1998 and Lakeside, Colonial Park and Pine Ridge PIMs during 1997. The Partnership realized a significant increase in participation income due primarily to Shared Appreciation Income and prepayment premiums realized from the 1998 PIM prepayments of the Harbor House, Westbrook Manor, Fallwood, Greenbrier, Walden Village and Longwood Villas Apartment PIMs, and the Brookside and Lily Flagg MBS as compared to the 1997 Lakeside PIM prepayment. The Partnership also realized Shared Income Interest from the Fallwood, Greenbrier, Westbrook Manor, Stanford, Carlyle, Waterford and Walden Village Apartment PIMs which exceeded the amount of participation income realized during the same period of 1997. Interest income on cash and cash equivalents increased due to the Partnership having higher average short-term investment balances as a result of the prepayments mentioned above. The decrease in Partnership expenses was due to a decrease in asset management fees which were a result of the 1998 PIM prepayments mentioned above that reduced the asset base. Also, the Partnership received a rebate for expense reimbursements related to 1997 during the second quarter of 1998. Interest income on MBS and basic interest income on PIMs will continue to decline as principal collections reduce the outstanding balance of these investments. As the Partnership distributes principal collections on MBS and PIMs through quarterly or special distributions, the invested assets of the Partnership will decline which should result in a continuing decline in net income.

Net income increased during 1997 as compared to 1996 by approximately $642,000. This increase was primarily due to higher participation income, offset partially by lower basic interest and higher amortization expense directly related to the prepayments of the Lakeside, Colonial and Pine Ridge Apartment PIMs. Basic interest income on PIMs decreased by approximately $980,000 in 1997 as compared to 1996 as a result of prepayments on three PIMs and a general reduction in the invested assets in the Partnership attributed to the receipt of principal payments. Subsequently, special distributions were made from the Partnership using the prepayment proceeds. An increase in participation income of $1,784,000 was primarily a result of receiving Shared Appreciation Interest and prepayment penalities totaling $603,000, Shared Income Interest of $507,000 from the prepayments of the Lakeside, Colonial Park and Pine Ridge Apartments PIMs and Shared Income Interest of $706,000 from seven of the Partnership's remaining PIMs.


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

                                                        Position with
                    Name and Age                     Krupp Plus Corporation

                   Douglas Krupp (52)              President, Co-Chairman of
                                                   the Board and Director
                   George Krupp (54)       Co-Chairman of the Board and Director
                   Peter F. Donovan (45)            Senior Vice President
                   Ronald Halpern (57)              Senior Vice President
                   Carol Mills (49)                 Vice President
                   Robert A. Barrows (41)           Vice President and Treasurer

      Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking and financial management. The Berkshire Group's interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $6.0 billion. In addition, The Berkshire Group has a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

      George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

      Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest in the United States based on servicing and asset management of a $6.0 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A.
degree from Northwestern University.

      Ronald Halpern (age 57) is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury and management information systems for Berkshire Mortgage Finance.Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

      Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated $6 billion portfolio of loans. Ms.Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A.degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.      EXECUTIVE COMPENSATION

          The Partnership has no directors or executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of December 31, 1998, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,655,512 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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


            Le Coeur du Monde Apartments

            (10.2)      Prospectus  for GNMA Pools No.  257721 (CS) and 257722
                       (PN).  [Exhibit  19.10 to  Registrant's  Report on
                       Form 10-Q for the quarter ended June 30, 1988 (File No. 0-16817)].*

            (10.3) Subordinated Multi-Family Open-End Deed of Trust (including Subordinated Promissory Note) dated May 11, 1988 between Le Coeur du Monde Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit
                        19.11 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1988 (File No.
                        0-16817)].*

            Country Meadows Apartments

            (10.4)      Prospectus  for GNMA Pools No.  260733 (CL) and 260734
                       (PN).  [Exhibit  19.18 to  Registrant's  Report on
                        Form 10-Q for the quarter ended September 30, 1988
                       (File No. 0-16817)].*

            (10.5) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated June 15, 1988 between Country Meadows Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.19 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 0-16817)].*

            Denrich Apartments

            (10.6)      Prospectus  for GNMA Pool No. 267075 (PL).  [Exhibit
                        10.29 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)].*

            (10.7) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated November 3, 1988 between Arthur J. Stagnaro and Krupp Insured
                        Plus-II Limited Partnership.   [Exhibit  10.30  to
                        Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)].*


            (10.8) Modification Agreement dated June 28, 1995 between Arthur J. Stagnaro and Krupp Insured Plus-II Limited Partnership [Exhibit 10.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-16817)].*

            The Greenhouse

            (10.9) Prospectus for GNMA Pools No. 259233(CS) and 259234(PN) [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

            (10.10) Subordinated Multifamily Deed of Trust (including Subordinated Promissory Note) dated January 5, 1989 between Farnam Associates Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

            Richmond Park Apartments

            (10.11) Prospectus for GNMA Pool No. 260865 (PL) [Exhibit 1 to Registrant's Report on Form 8-K dated August 30,
                        1989 (File No. 0-16817)].*

            (10.12) Subordinated Multifamily Open-Ended Mortgage (including Subordinated Promissory Note) dated July 14, 1989 between Carl Milstein, Trustee, Irwin Obstgarten, Al Simon and Krupp Insured Plus-II Limited Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)]*

            (10.13) Participation Agreement dated July 31, 1989 between Krupp Insured Mortgage Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated August
                        30, 1989 (File No. 0-16817)].*

            Saratoga Apartments

            (10.14) Prospectus for GNMA Pool No. 280643 (Pl) [Exhibit 4 to Registrant's Report on Form 8-K dated August 30,
                        1989 (File No. 0-16817)].*

            (10.15) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated July 27, 1989 between American National Bank and Trust Company of Chicago, as Trustee and Krupp Insured Mortgage Limited Partnership. [Exhibit 5 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

            (10.16) Participation Agreement dated July 31, 1989 between Krupp Insured Plus-II Limited Partnership and Krupp Insured Mortgage Limited Partnership. [Exhibit 6 to Registrant's Report on Form 8-K dated August 30,
                        1989 (File No. 0-16817)].*

            Carlyle Court

            (10.17) Prospectus for FNMA Pool No. MX-073004 [Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (file No. 0-16817)].*

            (10.18) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Carlyle-XI, L.P. an Indiana limited partnership and Krupp Insured Plus-II Limited Partnership [Exhibit
                        10.51 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

            Hillside Court

            (10.19) Prospectus for FNMA Pool No. MX-073003 [Exhibit 10.52 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

            (10.20) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 16, 1989 between Hillside Limited Partnership-IX, an Indiana limited partnership and Krupp Insured Plus-II Limited Partnership [Exhibit 10.53 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

            Stanford Court

            (10.21) Prospectus for FNMA Pool No. MX-073002 [Exhibit 10.54 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

            (10.22) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Hillside Limited Partnership-IX, an Indiana limited partnership and Krupp Insured Plus-II Limited Partnership [Exhibit 10.55 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

            Waterford Court

            (10.23) Prospectus for FNMA Pool No. MX-073005 [Exhibit 10.56 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

            (10.24) Subordinated Multifamily Mortgage (including Subordinated Promissory Note) dated September 26, 1989 between Waterford-VIII, an Indiana limited partnership and Krupp Insured Plus-II Limited Partnership [Exhibit
                        10.57 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 0-16817)].*

      * Incorporated by reference.

(c)  Reports on Form 8-K

            During the last quarter of the year ended December 31, 1998, the Partnership did not file any reports on Form 8-K.

                                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 1999.

                                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                           By: Krupp Plus Corporation,
                               a General Partner



                           By:  /s/Douglas Krupp
                                Douglas Krupp, President, Co-Chairman
                               (Principal Executive Officer) and
                                Director of Krupp Plus Corporation


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of February, 1999.

            Signatures  Title(s)


/s/Douglas Krupp               President, Co-Chairman (Principal Executive
Douglas Krupp                  Officer) and Director of Krupp Plus Corporation,
                               a General Partner

/s/George Krupp                 Co-Chairman (Principal Executive Officer)
George Krupp                    and Director of Krupp Plus Corporation, a
                                General Partner

/s/Peter F. Donovan            Senior Vice President of Krupp Plus
Peter F. Donovan               Corporation, a General Partner


/s/Robert A. Barrows           Treasurer and Chief Accounting Officer of
Robert A. Barrows              Krupp Plus Corporation, a General Partner

                                         APPENDIX A

                         KRUPP INSURED PLUS-II LIMITED PARTNERSHIP







                              FINANCIAL STATEMENTS AND SCHEDULE
                                      ITEM 8 of FORM 10-K

                       ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                For the Year Ended December 31, 1998

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




              Report of Independent Accountants                             F-3

              Balance Sheets at December 31, 1998 and 1997                  F-4

              Statements of Income and Comprehensive Income for
              the Years Ended December 31, 1998, 1997 and 1996              F-5

              Statements of Changes in Partners' Equity for the Years
              Ended December 31, 1998, 1997 and 1996                        F-6

              Statements of Cash Flows for the Years Ended December 31, 1998,
              1997 and 1996                                                 F-7

              Notes to Financial Statements                          F-8 - F-16

              Schedule IV - Mortgage Loans on Real Estate           F-17 - F-19


              All other  schedules are omitted as they are not applicable or not
              required,   or  the  information  is  provided  in  the  financial
              statements or the notes thereto.

                                          REPORT OF INDEPENDENT ACCOUNTANTS





  To the Partners of
  Krupp Insured Plus-II Limited Partnership:

In our opinion, the accompanying Financial Statements listed on the index on Page F-2 of this Form 10-K present fairly, in all material respects, the financial position of Krupp Insured Plus-II Limited Partnership
(the "Partnership")at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion express above.









                                                PricewaterhouseCoopers LLP

  Boston, Massachusetts
  March 12, 1999,

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 1998 and 1997


                                     ASSETS
                                                                   1998                  1997
                                                                   ----                  ----
Participating Insured Mortgages ("PIMs")
(Notes B, C, H and I)                                          $ 82,258,207         $122,048,053
Mortgage-Backed Securities and multi-family insured
 mortgages("MBS") (Notes B, D and H)                             24,792,352           44,727,693
                                                               ------------         ------------

      Total mortgage investments                                107,050,559          166,775,746

Cash and cash equivalents (Notes B, H and I)                      8,758,737            9,052,480
Interest receivable and other assets                                730,829            1,180,660
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $6,024,495 and $8,293,080
 respectively (Note B)                                              889,863            2,481,160
Prepaid participation servicing fees, net of
 accumulated amortization of $1,876,746 and $2,707,314,
 respectively (Note B)                                              196,774              636,931
                                                               ------------         ------------

      Total assets                                             $117,626,762         $180,126,977
                                                               ============         ============


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                   $    252,769          $     25,588
                                                              ------------          ------------

Partners' equity (deficit) (Notes A, E and I):

  Limited Partners                                             117,123,621           178,597,484
   (14,655,512 Units outstanding)
  General Partners                                                (290,140)             (265,315)
    Accumulated comprehensive income(Note B)                       540,512             1,769,220
                                                               ------------          -----------

    Total Partners' equity                                     117,373,993           180,101,389
                                                              ------------          ------------

      Total liabilities and Partners' equity                  $117,626,762          $180,126,977
                                                              ============          ============



                The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                           1998                    1997                   1996
                                                                           ----                    ----                   ----

      Revenues:
      Interest income - PIMs:
      Basic interest                                                         $ 7,416,814          $11,089,440          $12,070,443
      Participation interest                                                   3,752,675            1,816,364               31,948
      Interest income - MBS                                                    3,083,259            3,098,699            3,366,026
         Other interest income                                                 1,082,870              668,055              386,863
                                                                             -----------          -----------          -----------

                Total revenues                                                15,335,618           16,672,558           15,855,280
                                                                             -----------          -----------          -----------

      Expenses:
         Asset management fee to an affiliate
         (Note F)                                                                981,223            1,365,013            1,458,207
         Expense reimbursement to affiliates
          (Note F)                                                                57,448              162,269              155,091
         Amortization of prepaid expenses and
          fees (Note B)                                                        2,031,454            1,907,062            1,746,476
         General and administrative                                              247,823              265,614              164,294
                                                                             -----------          -----------          -----------

                Total expenses                                                 3,317,948            3,699,958            3,524,068
                                                                             -----------          -----------          -----------

      Net income (Notes E and G)                                              12,017,670           12,972,600           12,331,212

      Other Comprehensive Income:

      Net change in unrealized gain/(loss)
              on MBS                                                          (1,228,708)           1,213,884             (726,014)
                                                                             -----------            ---------          -----------

       Total Comprehensive Income                                           $ 10,788,962         $ 14,186,484         $ 11,605,198
                                                                             ============         ============        ============


      Allocation of net income (Notes E and G.):

         Limited Partners                                                    $11,657,140          $12,583,422          $11,961,276
                                                                             ===========          ===========          ===========

         Average net income per Limited Partner
          interest                                                           $       .80          $       .86          $       .82
                                                                              ===========         ===========           ===========
          (14,655,512 Limited Partner
          interests outstanding)

         General Partners                                                    $   360,530          $   389,178          $   369,936
                                                                             ===========          ===========          ===========



                          The accompanying notes are an
                         integral part of the financial
                                   statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996



                                                                                    Accumulated               Total
                                                Limited            General         Comprehensive            Partners'
                                               Partners            Partners            Income                Equity

Balance at December 31, 1995                    $211,648,945          $ (155,589)       $ 1,281,350        $ 212,774,706

Net income                                        11,961,276             369,936              -               12,331,212

Distributions                                    (16,414,171)           (432,214)             -              (16,846,385)

Change in unrealized gain                             -                     -              (726,014)            (726,014)
                                               -------------           ---------         ----------           ----------

Balance at December 31, 1996                     207,196,050            (217,867)           555,336          207,533,519

Net income                                        12,583,422             389,178              -               12,972,600

Distributions                                    (16,414,173)           (436,626)             -              (16,850,799)

Special distributions                            (24,767,815)             -                   -              (24,767,815)

Change in unrealized gain                             -                     -             1,213,884            1,213,884
                                                ------------           ---------         ----------         ------------

Balance at December 31, 1997                     178,597,484            (265,315)         1,769,220          180,101,389

Net income                                        11,657,140             360,530             -                12,017,670

Distributions                                    (16,414,173)           (385,355)            -               (16,799,528)

Special distributions                            (56,716,830)             -                  -               (56,716,830)

Change in unrealized gain                             -                    -             (1,228,708)          (1,228,708)
                                                ------------           ---------        -----------         ------------

Balance at December 31, 1998                    $117,123,621           $(290,140)        $  540,512         $117,373,993
                                                ============           ==========        ==========         ============


                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                                   STATEMENTS OF CASH FLOWS

                                     For the Years Ended December 31, 1998, 1997 and 1996


                                                                          1998            1997                    1996
                                                                         -----           -----                   -----

Operating activities:
 Net income                                                      $ 12,017,670              $ 12,972,600        $ 12,331,212
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization of premiums                                             -                       231,706               -
Amortization of short-term investment
    discount                                                            -                         -                 (13,630)
   Amortization of prepaid expenses and
    fees                                                            2,031,454                 1,907,062           1,746,476
   Shared Appreciation Income and prepayment
    penalties                                                      (2,390,707)                 (602,856)              -
   Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                            449,831                   423,641             425,062
         Increase in liabilities                                      227,181                     6,688               4,140
                                                                 ------------               -----------        ------------

            Net cash provided by operating
              activities                                           12,335,429                14,938,841          14,493,260
                                                                 ------------              ------------        ------------

Investing activities:
    Short-term investment                                              -                          -                (488,210)
   Principal collections on
      PIMs including Shared Appreciation Income
      and prepayment premiums of $2,255,077 in
      1998 and $602,856 in 1997, respectively                      42,044,923                18,422,260           1,211,435
   Principal collections on MBS including
    prepayment premiums of $135,630 in 1998                        18,842,263                 9,388,723           2,587,489
   Proceeds from sale of investment                                    -                          -               1,000,000
                                                                 ------------              ------------        ------------

            Net cash provided by investing
             activities                                            60,887,186                27,810,983           4,310,714
                                                           ------------------              ------------        ------------

Financing activities:
  Distributions                                                   (16,799,528)              (16,850,799)        (16,846,385)
   Special distributions                                          (56,716,830)              (24,767,815)               -
                                                           -------------------             ------------           ------

    Net cash used for financing
             activities                                           (73,516,358)              (41,618,614)        (16,846,385)
                                                           ------------------              ------------        ------------

Net increase (decrease) in cash
 and cash equivalents                                                (293,743)                1,131,210           1,957,589

Cash and cash equivalents, beginning of year                        9,052,480                 7,921,270           5,963,681
                                                                  ------------              ------------        ------------

Cash and cash equivalents, end of year                      $       8,758,737              $  9,052,480        $  7,921,270
                                                            =================              ============        ============

Supplemental disclosure of non-cash investing
   activities:
   Reclassification of investment in a PIM to a MBS         $          -                   $ 11,850,469        $      -





                     The accompanying notes are an integral
                        part of the financial statements.

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            NOTES TO FINANCIAL STATEMENTS

A. Organization

        Krupp Insured Plus-II Limited Partnership (the "Partnership") was formed on October 29, 1986 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities. The Partnership issued all of the General Partner
        Interests to Krupp Plus Corporation and Mortgage Services Partners Limited Partnership in exchange for capital contributions aggregating $3,000. The Partnership terminates on December 31, 2026, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

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

            MBS

            The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

     Effective January 1, 1998 the Partnership adopted the, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive
     Income' (FAS 130). FAS 130 was issued establishing standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized
     under  accounting  standards,   to  be  displayed  in  a  financial
     statement with the same prominence as other  financial  statements,
     if  material.   Accordingly,   unrealized  gains  (losses)  on  the
     Partnership's available-for sale securities have been included in other comprehensive income.

            The Federal Housing Administration MBS is carried at amortized cost unless the General Partner of the Partnership believes there is an impairment in value, in which case a valuation allowance would be established in accordance with Financial Accounting Standards No. 114, "Accounting by Creditors for impairment of a Loan," and Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The Partnership also has insured non-participating mortgage loans. Such loans are carried at amortized cost.

            PIMs

            The Partnership accounts for the MBS portion of its PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ("GNMA") or Fannie Mae MBS at amortized cost.

                                    Continued

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            NOTES TO FINANCIAL STATEMENTS


B. Significant Accounting Policies, continued

             Basic interest on PIMs is recognized based on the stated coupon rate of the GNMA or Fannie Mae MBS. Participation income is recognized as earned and when deemed collectible by the Partnership.

            Cash and Cash Equivalents

            The Partnership includes all short-term investments with maturities of three months or less at the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

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

            The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan if a GNMA loan and at closing if a Fannie Mae loan.

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

C. PIMs

        At December 31, 1998, the Partnership has investments in ten PIMs. The Partnership's PIMs consist of a GNMA or Fannie Mae MBS representing the securitized first mortgage loan on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the
        Partnership generally through a subordinated promissory note and mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and basic interest on the GNMA and Fannie Mae MBS and HUD insures the first mortgage loan underlying the GNMA MBS.

                                    Continued

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            NOTES TO FINANCIAL STATEMENTS


C. PIMs, continued

        The borrower usually cannot prepay the first mortgage loan during the first five years and usually may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

        Generally, the participation features consist of the following: (i) "Minimum Additional Interest" rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared Income Interest will be from the operations of the property and is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively.

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

        Under the Agreement, the Partnership, upon giving twelve months written notice, can accelerate the maturity date of the Agreement and insured mortgage to a date not earlier than ten years from the date of the Agreement for (a) the payment of all participation income due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation income due under the Agreement plus all amounts due on the first mortgage note on the property.

        On October 19, 1998, the Partnership received a prepayment on the Walden Village Apartment's PIM of $6,990,486. Also, the Partnership received a prepayment penalty of $165,599. On December 4, 1998, the Partnership made a special distribution to the investors of $.49 per Limited Partner interest.

        During the second quarter of 1998, the Partnership received prepayments of the Harbor House and Longwood Villas Apartments PIMs. The Partnership received the outstanding principal balance of $12,146,408 and a prepayment penalty of $750,000 from the Harbor House PIM and the outstanding principal balance of $6,261,587 from the Longwood Villas PIM. During the first


                                                     Continued


                           KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 NOTES TO FINANCIAL STATEMENTS
                                       ---------------

C. PIMs, continued

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

        On June 17, 1997, the Partnership received a prepayment of the Lakeside Apartments PIM. The Partnership received the outstanding principal balance of $9,935,167, a prepayment penalty of $99,000, Shared Appreciation Income of $235,000 and Shared Income Interest of $335,000. On June 27, 1997, the Partnership made a special distribution of $.71 per Unit to the Limited Partners with the proceeds from the outstanding principal proceeds,the prepayment penalty and the Shared Appreciation Interest.

        During the fourth quarter of 1996, the borrower of the Colonial Park Apartments PIM sold the property to a buyer that assumed the first mortgage loan and future obligations arising from the participation features. The Partnership received $35,000 as a discounted payoff of the accumulated participation interest then due from the original borrower. On October 15, 1997, the Partnership received a prepayment of The Colonial Park Apartments PIM. The Partnership received the outstanding first mortgage principal balance of $2,520,805. The Partnership collected a prepayment penalty of approximately $25,000 and Shared Income Interest of $14,000 during the fourth quarter of 1997. On November 21, 1997, the Partnership made a special distribution of $.17 per unit to the Limited Partners with the proceeds from the outstanding principal proceeds and the prepayment penalty.

        At  December   31,  1998  and  1997  there  were  no  loans  within  the
        Partnership's   portfolio  that  were  delinquent  as  to  principal  or
        interest.



                                                         Continued


                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                    NOTES TO FINANCIAL STATEMENTS
                                            ----------------

 C.   PIMs, continued

        Listed in the chart is a summary of the Partnership's PIM investments. The Partnership's PIMs consisted of the following at December 31, 1998 and 1997:

             Aggregate           Number            Permanent
             Original           of PIMs            Interest           Maturity                 Investment
Basis
Issuer       Principal         at 12/31/98         Rate Range         Date Range             at December 31,
------     ------------        -----------         ----------         -----------       --------------------
                                                                                                 1998                1997
                                                                                                 ----                ----
GNMA            $ 57,350,100           6          6.75%-8.5%          12/23 - 10/30            $54,290,923        $86,756,622
                                      (a)            (b)(c)
Fannie
   Mae            30,015,000           4          7.25%-7.75%              10/99                27,967,284         28,271,601

FHA                7,220,800          (d)                -                  -                    -                  7,019,830
          ------------------          --                                                 ----------------- ------------------

                $ 94,585,900          10                                                       $82,258,207       $122,048,053
                ============          ==                                                       ===========       ============


      (a) Includes two PIMs - Richmond Park and Saratoga - in which the Partnership holds a 62% and 50% interest, respectively, and the remaining portion is held by an affiliate of the Partnership.
      (b) In May 1993, the Partnership agreed to temporarily reduce the basic interest rate of the LeCouer du Monde PIM, retroactive to October 1, 1992. The reduction lasted for thirty-six months and ranged from 6.375% to 8.125% per annum. The current basic interest rate is 8.25% per annum. Any unpaid basic interest is payable from the net proceeds from a sale or refinancing of the property. As consideration for this reduction, the Partnership increased its Shared Appreciation Interest rate from 30% to 35% and decreased the base value used for this calculation from $10,795,260 to $9,814,200.
      (c) On June 28, 1995, the Partnership entered into a temporary basic interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the basic interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then will increase to 6.75% per annum for the following thirty-six month period and then increase to the original interest rate of 8% per annum. The difference between basic interest at the original rate and the reduced rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation income to the Partnership. Also under the agreement, the base level for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.
      (d) The Partnership had one FHA PIM as of December 31, 1997. During 1998 the Parnership received a prepayment of the Walden Village Apartments PIM.

              The  underlying  mortgages  of  the  PIMs  are  collateralized  by
              multi-family   apartment   complexes  located  in  7  states.  The
              apartment complexes range in size from 91 to 736 units.





                                                     Continued


                                     KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                                NOTES TO FINANCIAL STATEMENTS
                                                     ----------------

D. MBS

      On October 15, 1998, the Partnership received a repayment on the Lily Flagg MBS of approximately $11,721,863. A prepayment penalty of $117,330 was received on September 17, 1998. On December 2, 1998, the Partnership made a special distribution to investors of $.81 per Limited Partner interest.

      On June 19, 1998, the Partnership received a prepayment of the Brookside insured mortgage in the amount of $4,605,549, representing the outstanding principal balance, and a prepayment penalty of $18,300. The Partnership made a special distribution of $.32 per limited partner interest on July 24, 1998.

      During the third and fourth quarter of 1997, the Partnership received prepayments on three multi-family MBS in the amounts of $2,318,901, $2,425,094 and $2,824,583. The Partnership made special distribution of $.33 per unit per Limited Partner for the first two MBS prepayments and $.19 per unit per Limited Partner interest for the third MBS prepayment.

      At December 31, 1998, the Partnership's MBS portfolio has an amortized cost of $12,380,666 and unrealized gains of approximately $540,512. At December 31, 1997, the Partnership's MBS portfolio had an amortized cost of $14,760,303 and unrealized gains of approximately $1,769,220. The Partnership's MBS have maturities ranging from 2007 to 2033. At December 31, 1998 and 1997 the Partnership's Insured Mortgage Portfolio had an amortized cost of $11,871,174 and $28,198,170,respectively.

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

      During 1998, 1997 and 1996, the Partnership made quarterly distributions totaling $1.12 per Unit. The partnership made special distributions of $3.87 and $1.69 per Unit in 1998 and 1997, respectively.

                                                     Continued


                                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                          NOTES TO FINANCIAL STATEMENTS
                                                 ----------------

E.    Partners' Equity, continued

      As of December 31, 1997, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                           Corporate
                                           Limited             General              Unrealized
                     Unitholders            Partner            Partners                Gain                  Total

Capital                   $292,176,381      $  2,000        $    3,000            $    -                $292,181,381
contributions

Syndication
costs                      (15,580,734)          -                 -                   -                 (15,580,734)

Quarterly
Distributions             (226,888,098)       (1,584)       (5,514,741)                                 (232,404,423)

Special
Distributions             (101,415,450)         (692)              -                   -                (101,416,142)

Net income                 168,830,618         1,180         5,221,601                                   174,053,399

Unrealized
gain on MBS                     -                 -               -                   540,512                540,512
                          ------------         -------        ----------           -----------           ------------

Total at
December 31
1998                      $117,122,717      $    904        $ (290,140)             $ 540,512           $117,373,993
                          ============       ========        ==========             =========           ============



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

G.     Federal Income Taxes

       The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership's 1998 federal income tax return is as follows:




                                                     Continued

                                KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                       NOTES TO FINANCIAL STATEMENTS
                                           ----------------

  G.   Federal Income Taxes, continued

    Net income per statement of income                     $ 12,017,670

    Less:Book to tax difference for amortization of
                        prepaid expenses and fees            (1,777,218)

            Net income for federal income tax purposes     $ 10,240,452
                                                           ============

       The allocation of the 1998 net income for federal income tax purposes is as follows:

                                                   Portfolio
                                                    Income

              Unitholders                       $ 10,004,891
              Corporate Limited Partner                   68
              General Partners                       235,493
                                                 -----------
                                                $ 10,240,452

      For the years ended December 31, 1998, 1997 and 1996 the average per unit income to the Unitholders for federal income tax purposes was $.68, $.86 and $.95 respectively.

      The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $2,344,000 and $2,892,000 at December 31, 1998 and 1997, respectively. The basis of the Partnership?s liabilities for financial reporting purposes are the same as its tax basis at December 31, 1998 and 1997, respectively.


H. Fair Value Disclosures of Financial Instruments

      The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

      Cash and Cash Equivalents

      The carrying amount approximates fair value because of the short maturity of those instruments.

      MBS

      The Partnership estimates the fair value of MBS based on quoted market prices. Insured Mortgage loans are valued in a manner consistent with PIMs as described below:


      PIMs

      There is no active trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership's estimated fair value arising from the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs had gross unrealized gains of approximately $2,099,000

                                                        Continued


                               KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                     NOTES TO FINANCIAL STATEMENTS
                                          ----------------

 H.    Fair Value Disclosures of Financial Instruments, continued

      at December 31, 1998 and gross unrealized gains of approximately $822,000 at December 31, 1997.


              At December 31, 1998 and 1997, the estimated fair values of the Partnership's financial instruments are as follows:

                               1998                             1997
                      ----                             ----
                      Fair            Carrying         Fair           Carrying
                     Value             Value          Value            Value

Cash and cash
equivalents         $  8,759          $  8,759        $  9,052         $  9,052

MBS                   24,792            24,792          44,728           44,728

PIMs                  84,357            82,258         122,870          122,048
                    --------          --------        --------         --------
                    $117,908           115,809        $176,650         $175,828
                    ========           =======        ========         ========

I. Subsequent Events

     On January 25, 1999, the Partnership received proceeds from the prepayment of the Waterford Apartments PIM. The Partnership received the outstanding principal balance of $9,394,386 plus Minimum and Shared Income Interest of $262,429, and Shared Appreciation Interest and prepayment penalty of $226,291. The Partnership plans on distributing $.66 per Limited Partner Interest in February, 1999 from the principal proceeds and prepayment penalty income received on this loan.

     On January 25, 1999, the Partnership received proceeds from the prepayment of the Carlyle Apartments PIM. The Partnership received the outstanding principal balance of $7,696,897 plus Minimum and Shared Income Interest of $145,448, and Shared Appreciation Interest and prepayment penalty of $525,000. The Partnership plans on distributing $.56 per Limited Partner Interest in February, 1999 from the principal proceeds and prepayment penalty income received on this loan.

     On January 25, 1999, the Partnership received proceeds from the prepayment of the Stanford Court Apartments PIM. The Partnership received the outstanding principal balance of $6,609,242 plus Minimum and Shared Income Interest of $25,000 and a prepayment penalty of $66,093. The Partnership plans on distributing $.46 per Limited Partner Interest in February, 1999 from the principal proceeds and prepayment penalty income received on this loan.

     On January 25, 1999, the Partnership received proceeds from the prepayment of the Hillside Apartments PIM. The Partnership received the outstanding principal balance of $4,266,759 plus a prepayment penalty of $42,668. The Partnership plans on distributing $.29 per Limited Partner Interest in February, 1999 from the principal proceeds and prepayment penalty income received on this loan.

                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998


                                                   Normal
                                                   Monthly                                                      Carrying
                Interest        Maturity           Payment         Original               Current               Amount at
PIMs (a)        Rate (b)        Date (j)             (k)          Face Amount            Face Amount           12/31/98(o)
--------        --------        --------           -------        -----------            -----------           -----------
GNMA
Country Meadows 8.25%            10/15/30           89,100         $12,475,000           $12,040,163          $12,040,163
 Apts           (c)(e)(h)
Savage, MD

Denrich Aparts  6.75%            12/15/23           24,900           3,500,000             3,233,836            3,233,836
Philadelphia, PA (c)(e)
                 (h)(n)

Le Coeur du
Monde           8.25%            10/15/30           70,100           9,814,200             9,467,257            9,467,257
 Apts           (c)(f)
St. Louis, MO   (l)


Richmond Park   7.50%             8/15/24          107,900          16,000,000            14,787,106           14,787,106
Richmond Heights,(c)(e)(h)
 OH

Saratoga Apts.  7.875%            8/15/24           47,300           6,750,000             6,274,105            6,274,105
 Rolling Meadows,(c)(e)(h)
 IL

The Greehouse   8.50%             2/15/30           64,600           8,810,900             8,488,456            8,488,456
                                                                   -----------           -----------         ------------
Omaha, NE       (d)(e)(h)
                                                                    57,350,100            54,290,923           54,290,923
                                                                    ----------           -----------          -----------
FNMA

Carlyle Court   7.25%             10/1/99           54,600           8,280,000             7,696,897            7,696,897
Indianapolis, IN(c)(e)(h)                              (m)

Hillside Court  7.25%             10/1/99           30,000           4,590,000             4,266,759            4,266,759
Centerville, OH (c)(e)(h)                              (m)

Stanford Court  7.25%             10/1/99           46,700           7,110,000             6,609,242            6,609,242
Speedway, IN    (c)(e)(h)                              (m)


Waterford Court 7.75%             10/1/99           69,500           10,035,000            9,394,386            9,394,386
                                                                     -----------          ------------        ------------
Lafayette, IN   (c)(g)(i)                             (m)

                                                                     30,015,000           27,967,284           27,967,284
                                                                    -----------          ------------        ------------

                                                                    $87,365,100          $82,258,207          $82,258,207
                                                                    ===========          ===========          ===========





                                                          Continued

                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                        December 31, 1998
                                           -----------------


(a)       The  Participating  Insured  Mortgages  ("PIMs")  consist  of either a mortgage-backed security guaranteed by the Fannie Mae or the Government National Mortgage Association ("GNMA") and a subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.

(b) Represents the permanent interest rate of the GNMA or Fannie Mae MBS. In addition, the Partnership receives additional interest consisting of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property, (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month), (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value.

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

(i) Shared Appreciation Interest is based on 35% of any increase in the value of the project over the specified base value.

(j) The Partnership's GNMA MBS have call provisions,which allow the Partnership to accelerate their respective maturity date.

(k) The normal monthly payment consisting of principal and basic interest is payable monthly at level amounts over the term of the GNMA MBS. The GNMA MBS and Fannie Mae MBS generally may not be prepaid during the first five years and may be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten. The normal monthly payment consisting of principal and basic interest for a Fannie Mae MBS is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued basic interest is due at the end of year ten.


                                                     Continued

                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                                   -------------

(l) The Partnership agreed to temporarily reduce the interest rate on the Le Couer du Monde PIM. The reduction was retroactive to October 1, 1992, and ranged from 6.375% to 8.125% per annum through October 1, 1995 and thereafter is at 8.25% per annum. As consideration for this reduction, the Partnership increased its Shared Appreciation Interest rate from 30% to 35% and decreased the Base Value used for this calculation from $10,795,620 to $9,814,200.

(m)  The   approximate   principal   balance  due  at  maturity  for  each  PIM,
respectively, is as follows:

              PIM                                         Amount

          Carlyle Court                                   $7,620,000
          Hillside Court                                  $4,224,000
          Stanford Court                                  $6,543,000
          Waterford Court                                 $9,308,000


(n) On June 28, 1995, the Partnership entered into a temporary basic interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1,1995, the basic interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then increases to 6.75% per annum for the following thirty-six month period and then increases to the original rate of 8% per annum. The difference between basic interest at the original interest rate and the reduced rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation income to the Partnership. Also under the agreement, the Base Value for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.

 (o) The aggregate cost of PIMs for federal income tax purposes is $82,258,207.

 A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1998 is as follows:

                                                         1998                   1997                    1996
                                                         ----                   ----                    ----

Balance at beginning of period                      $122,048,053           $151,717,926             $152,929,361

Deductions during period:
   Reclassification                                       -                 (11,850,469)                   -
   Prepayments and
    principal collections                             39,789,846            (17,819,404)              (1,211,435)
                                                    ------------           -------------            ------------
Balance at end of period                            $ 82,258,207           $122,048,053             $151,717,926
                                                    ============           ============             ============



                                    Unaudited
Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1998 and the period from inception through December 31, 1998. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                (Amounts in thousands, except per Unit amounts)
                                                                                                     Inception
                                                                                 Year Ended           Through
                                                                                 12/31/98             12/31/98
Distributable Cash Flow:

Income for tax purposes                                                         $10,240               $176,938

Items not requiring (not providing) the use of operating funds:
   Amortization of prepaid expenses and fees                                      3,809                 13,851
   Acquisition expenses paid from offering
    proceeds charged to operations                                                   -                     690
   Shared appreciation income/prepayment penalties                               (2,391)                (4,995)
   Gain on sale of MBS                                                               -                    (377)
                                                                                 -------               --------

Total Distributable Cash Flow ("DCF")                                           $11,658               $186,107
                                                                                =======               ========

Limited Partners Share of DCF                                                   $11,308               $180,524
                                                                                =======               ========

Limited Partners Share of DCF per Unit                                          $   .77               $  12.32
                                                                                =======               ========

General Partners Share of DCF                                                   $   350               $  5,583
                                                                                =======               ========


Net Proceeds from Capital Transactions:

Principal collections on PIMs and PIM sale proceeds
 including Shared Appreciation Income/Prepayment
 Penalties                                                                      $42,045               $108,380
Principal collections on MBS and MBS sale proceeds                               18,842                 90,330
Reinvestment of MBS and PIM principal collections
 and sale proceeds                                                                  -                  (41,966)
Gain on sale of MBS                                                                 -                      377
                                                                                -------               --------

Total Net Proceeds from Capital Transactions                                    $60,887               $157,121
                                                                                =======               ========

Cash available for distribution

(DCF plus proceeds from Capital Transactions)                                   $72,545               $343,228
                                                                                =======               ========

Distributions:

   Limited Partners                                                             $73,131(a)            $332,409(b)
                                                                                -------               --------

   Limited Partners Average per Unit                                            $  4.99(a)            $  22.68(b)(c)
                                                                                =======               ========

   General Partners                                                             $   355(a)            $  5,583(b)
                                                                                =======               ========

           Total Distributions                                                  $73,486               $337,992
                                                                                =======               ========

(a) Represents all distributions paid in 1998 except the February 1998 distribution and includes an estimate of the distribution to be paid in February 1999.
(b) Includes an estimate of the distribution to be paid in February 1999.
(c) Limited Partners average per Unit return of capital as of February 1999 is $10.36 [$22.68 - $12.32] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.