Form 10-Q
period 1999-06-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1999-08-16
CIK 805297

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q
(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  For the quarterly period ended               June 30, 1999

                                          OR



  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period               from               to




               Commission file number           0-16817

               Krupp Insured Plus-II Limited Partnership


       Massachusetts                                      04-2955007
(State or other jurisdiction                   (IRS employer identification no.)
of incorporation or organization)


One Beacon Street, Boston, Massachusetts                     02108
(Address of principal executive offices)                   (Zip Code)



                              (617) 523-0066
            (Registrant's telephone number, including area code)




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

                                                   BALANCE SHEETS


                                                       ASSETS
                                                                          June 30,          December 31,
                                                                            1999                1998

Participating Insured Mortgages ("PIMs")                          $        42,044,172    $    82,258,207
   (Note 2)
Mortgage-Backed Securities and multi-family
 insured mortgages ("MBS") (Note 3)                                        23,448,580         24,792,352

   Total mortgage investments                                              65,492,752        107,050,559

Cash and cash equivalents                                                   3,747,908          8,758,737
Interest receivable and other assets                                          456,211            730,829
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $ 3,452,699
 and $6,024,495, respectively                                                 317,060            889,863
Prepaid participation servicing fees, net of
 accumulated amortization of $ 1,022,232 and
 $ 1,876,746, respectively                                                     42,832            196,774

   Total assets                                                   $        70,056,763    $   117,626,762


                                          LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                       $             9,000    $       252,769

Partners' equity (deficit) (Note 4):

  Limited Partners                                                         70,012,366        117,123,621
   (14,655,512 Limited Partner
      interests outstanding)

  General Partners                                                           (348,327)          (290,140)

  Accumulated comprehensive income                                            383,724            540,512

    Total Partners' equity                                                 70,047,763        117,373,993

   Total liabilities and Partners' equity                         $        70,056,763  $     117,626,762


                                       The accompanying notes are an integral
                                          part of the financial statements.



                                 KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                               STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




                                                      For the Three Months                   For the Six Months
                                                          Ended June 30,                        Ended June 30,

                                                      1999            1998                1999              1998
Revenues:
 Interest income - PIMs:
    Basic interest                              $     910,281  $    1,872,864     $    1,988,034      $   4,114,931
    Participation interest                             60,076       1,018,517             60,076          2,148,257
 Interest income - MBS                                459,653       1,021,379            939,130          1,871,304
 Other interest income                                110,254         369,565            322,466            576,500

      Total revenues                                1,540,264       4,282,325          3,309,706          8,710,992

Expenses:
 Asset management fee to an
  affiliate                                           129,734         251,499            274,200            539,996
 Expense reimbursements to
  affiliates                                           29,265         (33,980)            35,630              8,596
 Amortization of prepaid
    fees and expenses                                 316,991         861,467            726,745          1,288,676
  General and administrative                           54,121          85,402             75,952            135,181

      Total expenses                                  530,111       1,164,388          1,112,527          1,972,449

Net income                                          1,010,153       3,117,937          2,197,179          6,738,543

Other comprehensive income:

  Net change in unrealized gain
    on MBS                                           (238,617)       (334,005)          (156,788)          (392,367)

Total comprehensive income                   $        771,536  $    2,783,932     $    2,040,391      $   6,346,176


Allocation of net income
 (Note 4):
   Limited Partners                          $        979,849  $    3,024,399     $    2,131,264      $   6,536,387

   Average net income per
   Limited Partner interest
   (14,655,512 Limited Partner
   interests outstanding)                    $            .07  $          .21     $          .15      $          .45

   General Partners                          $         30,304  $       93,538     $       65,915      $      202,156




                                   The accompanying notes are an integral
                                       part of the financial statements.


                                  KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                           STATEMENTS OF CASH FLOWS




                                                                                For the Six Months
                                                                                   Ended June 30,

                                                                                  1999             1998
Operating activities:
  Net income                                                           $      2,197,179   $    6,738,543
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of prepaid fees and expenses                                  726,745        1,288,676
     Shared appreciation income and prepayment premiums                         (60,076)      (1,247,726)
     Changes in assets and liabilities:
        Decrease in interest receivable and
         other assets                                                           274,618          230,420
        Decrease in liabilities                                                (243,769)          (6,791)

          Net cash provided by operating activities                           2,894,697        7,003,122

Investing activities:
  Principal collections on PIMs including a prepayment premium of $60,076 in 1999 and shared appreciation income and
     prepayment premiums of $1,229,426 in 1998                               40,274,111          33,629,016
  Principal collections on MBS including a
     prepayment premium of $18,300 in 1998                                    1,186,984           5,752,011

          Net cash provided by investing activities                          41,461,095          39,381,027


Financing activities:
  Special distributions                                                     (41,035,433)        (13,776,181)
  Quarterly distributions                                                    (8,331,188)         (8,426,091)

          Net cash used for financing activities                            (49,366,621)        (22,202,272)

Net (decrease) increase in cash and cash equivalents                         (5,010,829)         24,181,877

Cash and cash equivalents, beginning of period                                8,758,737           9,052,480

Cash and cash equivalents, end of period                               $      3,747,908     $    33,234,357




                                       The accompanying notes are an integral
                                          part of the financial statements.

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                           NOTES TO FINANCIAL STATEMENTS




1.      Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-II Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

     The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

     In January 1999, the Partnership received prepayments of the Stanford Court, Hillside Court, Carlyle Court and Waterford Court Apartment PIMs in the amounts of $6,609,242, $4,266,759, $7,696,897 and $9,394,386, respectively. In addition to the prepayments, the Partnership received $860,052 of Shared Appreciation Interest and prepayment premiums and $432,877 of Minimum Additional Interest and Shared Income Interest during December 1998. On February 26, 1999, the Partnership made a special distribution of the capital transaction proceeds to the Limited Partners of $1.97 per Limited Partner interest.

     In May 1999, the Partnership received a prepayment of the Country Meadows PIM in the amount of $12,015,224 plus a $60,076 prepayment premium. On June 18, 1999, the Partnership made a special distribution of $.83 per Limited Partner interest with the capital transaction proceeds.

     At June 30, 1999, the Partnership's PIM portfolio has a fair value of $43,128,778 and gross unrealized gains of $1,084,606. The Partnership's PIMs have maturities ranging from 2023 to 2030.

                        KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                               NOTES TO FINANCIAL STATEMENTS



3.      MBS

     At June 30, 1999, the Partnership's MBS portfolio has an amortized cost of $ 23,064,856 and gross unrealized gains and losses of $410,807 and $27,083, respectively. The Partnership's MBS have maturities ranging from 2007 to 2030. At June 30, 1999 the Partnership's insured mortgage loan was not delinquent with respect to principal or interest payments.

4.      Changes in Partners' Equity

        A summary of changes in Partners' Equity for the six months ended June 30, 1999 is as follows:

                                                                                   Accumulated             Total
                                               Limited              General       Comprehensive          Partners'
                                               Partners             Partners         Income                Equity


Balance at December 31, 1998             $     117,123,621     $     (290,140)  $    540,512           $ 117,373,993

Net income                                       2,131,264             65,915          -                   2,197,179

Quarterly distributions                         (8,207,086)          (124,102)         -                  (8,331,188)

Special distributions                          (41,035,433)             -              -                 (41,035,433)

Change in unrealized gain
  on MBS                                             -                  -           (156,788)               (156,788)

Balance at June 30, 1999                 $      70,012,366     $     (348,327)  $    383,724           $  70,047,763


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

     The General Partners of the Partnership surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Partnership does not anticipate any problems with such providers or vendors that would materially impact its results of operations, liquidity or capital resources. Nevertheless the General Partners are developing contingency plans for all of their "mission-critical functions" to insure business continuity.

     The Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the General Partners do not anticipate any material impact to the Partnership's results of operations, liquidity and capital resources.

     To date, the Partnership has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the General Partners and it is estimated that any future Year 2000 readiness costs will be borne by the General Partners. No estimate can be made at this time as to the impact of the readiness of such third parties.

Liquidity and Capital Resources

     The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $1.5 million. Funds used for investor distributions are generated from interest income received on the PIMs, MBS, cash and short-term investments, and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease, which will result in periodic downward adjustments to the distributions paid to investors.

     On February 26, 1999 the Partnership made a special distribution to the Limited Partners of $1.97 per Limited Partner Interest. This special distribution was the result of the prepayment of the Stanford Court, Hillside Court, Carlyle Court and Waterford Court Apartment PIMs. The Partnership received principal of $27,967,284, Shared Appreciation Income and prepayment premiums of $860,052, and Minimum Additional and Shared Income Interest of $432,877 from these prepayments.

     On June 18, 1999, the Partnership made a special distribution of $.83 per Limited Partner interest with the proceeds of the Country Meadows PIM. The Partnership received principal of $ 12,015,224 and a prepayment premium of $ 60,076 from this prepayment.

     As a result of the significant prepayment activity during 1998 and the first six months of 1999, the Partnership is no longer able to pay the quarterly distribution at the rate of $.28 per Limited Partner interest per quarter. The General Partners have set a rate of $.10 per Limited Partner interest per quarter, effective with the August 1999 distribution. Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate for the foreseeable future. However, in the event of additional PIM prepayments, the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

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

Assessment of Credit Risk

     The Partnership's investments in mortgages are guaranteed or insured by the Government National Mortgage Association (GNMA), Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC) or the United States Department of Housing and Urban Development (HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Operations

     The following discussion relates to the operation of the Partnership during the three and six months ended June 30, 1999 and 1998.

     Net income decreased for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998 by approximately $2,108,000 and $4,541,000, respectively, due primarily to lower interest income on PIMs and MBS, net of decreases in asset management fees and amortization expense resulting from prepayments. The reduction in basic interest on PIMs is due to the payoff of Carlyle Court, Hillside Court, Stanford Court and Waterford Court in January 1999, Country Meadows in May 1999, and Westbrook Manor, Fallwood, Greenbrier, Harbor House, Walden Village and Longwood Villas during 1998. The reduction in participation interest on PIMs is due to receiving significant participation interest during the first half of 1998 from the payoffs of the Westbrook Manor, Fallwood, Greenbrier, Harbor House and Longwood Villas PIMs and the Brookside insured mortgage. The reduction in interest income on MBS is due primarily to the payoff of the Lily Flagg and Brookside multi-family MBS during 1998 along with continuing prepayments on the Partnership's single-family MBS.

     Asset management fees decreased during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998 due to the significant prepayments in 1998 and 1999. Amortization expense was higher in the second quarter and first half of 1998 as compared to the corresponding periods in 1999 due primarily to fully amortizing the remaining prepaid fees and expenses of the PIMs that paid off.

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



                 Krupp Insured Plus-II Limited Partnership
                              (Registrant)



                 BY:      / s / Robert A. Barrows
                          Robert A. Barrows
                          Treasurer and Chief Accounting Officer of Krupp Plus Corporation, a General Partner.


Date: August 5, 1999