Form 10-Q
period 1999-09-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 1999-11-15
CIK 805297

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549


                                                        FORM 10-Q

(Mark One)


X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      September 30, 1999

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

                                          BALANCE SHEETS

                                              ASSETS
                                                                      September 30,         December 31,
                                                                            1999                1998

Participating Insured Mortgages ("PIMs")                        $          41,937,706  $        82,258,207
   (Note 2)
Mortgage-Backed Securities and multi-family
 insured mortgages("MBS") (Note 3)                                         22,705,655           24,792,352

   Total mortgage investments                                              64,643,361          107,050,559

Cash and cash equivalents                                                   5,853,876            8,758,737
Interest receivable and other assets                                          446,954              730,829
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $ 3,549,516
 and $6,024,495, respectively                                                 220,243              889,863
Prepaid participation servicing fees, net of
 accumulated amortization of $1,049,103 and
 $1,876,746, respectively                                                      15,960              196,774

   Total assets                                                   $        71,180,394  $       117,626,762


                                          LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                       $            13,499  $           252,769

Partners' equity (deficit) (Note 4):

  Limited Partners                                                         71,291,958          117,123,621
   (14,655,512 Limited Partner
      interests outstanding)

  General Partners                                                           (301,437)            (290,140)

  Accumulated comprehensive income                                            176,374              540,512

    Total Partners' equity                                                 71,166,895          117,373,993

   Total liabilities and partners' equity                         $        71,180,394  $       117,626,762



                                       The accompanying notes are an integral
                                          part of the financial statements.


                                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                      For the Three Months                 For the Nine Months
                                                       Ended September 30,                  Ended September 30,
                                                      1999             1998                1999             1998
Revenues:
 Interest income - PIMs:
    Basic interest                          $       1,105,078 $      1,702,648    $      3,093,112  $     5,817,579
    Participation interest                          1,575,288          252,416           1,635,364        2,400,673
 Interest income - MBS                                448,390          723,304           1,387,520        2,594,608
 Other interest income                                 51,951          202,494             374,417          778,994

      Total revenues                                3,180,707        2,880,862           6,490,413       11,591,854

Expenses:
 Asset management fee to an
  affiliate                                           122,529         239,030             396,729           779,026
 Expense reimbursements to
  affiliates                                           29,264          24,426              64,894            33,022
 Amortization of prepaid
    fees and expenses                                 123,689         286,770             850,434         1,575,446
  General and administrative                           75,179          54,586             151,131           189,767

      Total expenses                                  350,661         604,812           1,463,188         2,577,261

Net income                                          2,830,046       2,276,050           5,027,225         9,014,593

Other comprehensive income:

      Net change in unrealized gain on MBS           (207,350)        338,022            (364,138)          (54,345)

Total comprehensive income                   $      2,622,696 $     2,614,072     $     4,663,087  $      8,960,248

Allocation of net income
 (Note 4):
   Limited Partners                          $      2,745,144 $     2,207,768     $     4,876,408  $      8,744,155

   Average net income per
   Limited Partner interest
   (14,655,512 Limited Partner
   interests outstanding)                    $            .18 $          .15      $           .33  $            .60

   General Partners                          $         84,902 $       68,282      $       150,817  $        270,438




                                         The accompanying notes are an integral
                                            part of the financial statements.


                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS




                                                                                  For the Nine Months
                                                                                   Ended September 30,
                                                                                1999                1998
Operating activities:
  Net income                                                              $   5,027,225      $    9,014,593
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of prepaid fees and expenses                                  850,434           1,575,446
     Shared Appreciation income and prepayment premiums                      (1,162,777)         (1,471,582)
     Changes in assets and liabilities:
         Decrease in interest receivable and other assets                       283,875             320,335
        (Decrease) / increase in liabilities                                   (239,270)                776

         Net cash provided by operating activities                            4,759,487           9,439,568

Investing activities:
  Principal collections on PIMs including shared appreciation income and  prepayment premiums of 1,162,777 in 1999
     and  $1,335,952 in 1998                                                 41,483,278          33,938,442
  Principal collections on MBS including a
     prepayment premium of $135,630 in 1998                                   1,722,559           6,552,104

          Net cash provided by investing activities                          43,205,837          40,490,546

Financing activities:
  Special distributions                                                     (41,035,433)        (37,664,665)
  Quarterly distributions                                                    (9,834,752)        (12,625,815)

          Net cash used for financing activities                            (50,870,185)        (50,290,480)

Net  decrease  in cash and cash equivalents                                  (2,904,861)           (360,366)

Cash and cash equivalents, beginning of period                                8,758,737           9,052,480

Cash and cash equivalents, end of period                                  $   5,853,876      $    8,692,114


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

     In  the  opinion  of  the  General  Partners,  the  accompanying  unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

     In September, the Partnership received a prepayment penalty and Minimum Additional and Shared Income interest of $1,102,701, $472,587, respectively in connection with the repayment of the Le Coeur du Monde PIM. The Partnership also received $279,447 relating to repayment of interest rate rebates. The Partnership received the principal proceeds of $9,422,001 in October. The principal proceeds and Shared Appreciation Income will be distributed to the Limited Partners through a special distribution.

     During the third quarter the Partnership was informed of the potential for a payoff on the Saratoga PIM during the fourth quarter of 1999. The Partnership does not expect to receive any prepayment penalties or additional interest. The principal proceeds will be distributed to the Limited Partners through a special distribution when the payoff occurs.

3.      MBS

     At September 30, 1999, the Partnership's MBS portfolio had an amortized cost of $22,529,281 and gross unrealized gains and losses of $ 219,340, and $42,966, respectively. The Partnership's MBS have maturities ranging from 2007 to 2030. At September 30, 1999, the Partnership's insured mortgage loan was not delinquent with respect to principal or interest payments.

     At September 30, 1999, the Partnership's PIM portfolio had a fair value of $42,500,533 and gross unrealized gains of $562,827. The Partnership's PIMs have maturities ranging from 2023 to 2030.


                                                      Continued




                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            NOTES TO FINANCIAL STATEMENTS

                                                      _________



4.      Changes in Partners' Equity

        A summary of changes in Partners' Equity for the nine months ended September 30, 1999 is as follows:

                                                                                 Accumulated             Total
                                               Limited              General     Comprehensive           Partner's
                                               Partners             Partners       Income                Equity


Balance at December 31, 1998             $     117,123,621     $     (290,140)  $ 540,512           $ 117,373,993



Net income                                       4,876,408            150,817       -                   5,027,225


Quarterly distributions                         (9,672,638)          (162,114)      -                  (9,834,752)


Special distributions
                                               (41,035,433)             -           -                 (41,035,433)


Change in unrealized gain
  on MBS                                             -                  -        (364,138)               (364,138)


Balance at September 30, 1999            $      71,291,958    $      (301,437)  $ 176,374           $  71,166,895



5.    Subsequent Event

      Special Distribution

     During November, 1999 the Partnership will pay a special distribution of $.72 per Limited Partner interest. The special distribution consists of the principal proceeds and Shared Appreciation Income and received on the Le Coeur du Monde payoff.

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

Impact of the Year 2000 Issue

     The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to further understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

     In this regard, the General Partners, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

     The General Partners surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Partnership does not anticipate any problems with such providers or vendors that would materially impact its results of operations, liquidity or capital resources. Nevertheless the General Partners are developing contingency plans for all of their "mission-critical functions" to insure business continuity.

     The Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the General Partners do not anticipate any material impact to the Partnership's results of operations, liquidity and capital resources.

     To date, the Partnership has incurred $13,899 of costs associated with being Year 2000 ready. The Partnership does not expect to incur any additional Year 2000 readiness costs.

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

     On June 18, 1999, the Partnership made a special distribution of $.83 per Limited Partner interest with the proceeds of the Country Meadows PIM. The Partnership received principal of $12,015,224 and a prepayment premium of $60,076 from this prepayment.

     On September 29, 1999, the Partnership received Shared Appreciation Income and Minimum Additional and Shared Income interest of $1,102,701 and $472,587, respectively in connection with the Le Coeur du Monde PIM. The Partnership also received $279,447 relating to repayment of interest rate rebates. The Partnership received the principal proceeds of $9,422,001 in October. The principal proceeds and Shared Appreciation Income will be distributed to the Limited Partners through a special distribution.

     The General Partners believe the Partnership can maintain the quarterly distribution rate of $.10 per Limited Partner Interest for the near future. However, in the event of additional PIM prepayments, the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

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

Results of Operations

     The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 1999 and 1998.

     Net income increased for the three months ended September 30, 1999 as compared to the corresponding period in 1998 by approximately $554,000 due primarily to higher participation interest and lower asset management fees and amortization expense, net of decreases in interest income on PIMs and MBS. The increase in participation interest is due to receiving significant participation interest during the third quarter of 1999 from the Le Coeur Du Monde PIM. The reduction in basic interest on PIMs is due to the payoff of Carlyle Court, Hillside Court, Stanford Court and Waterford Court in January 1999, Country Meadows in May 1999, and Walden Village during 1998. The reduction in interest income on MBS is due primarily to the payoff of the Lily Flagg multi-family MBS during 1998 along with continuing prepayments on the Partnership's single-family MBS.

     Net income decreased during the nine months ended September 30, 1999 when compared to the corresponding period in 1998 by approximately $3,987,000 due primarily to lower interest income on PIMs and MBS, net of decreases in asset management fees and amortization expense resulting from prepayments. The reduction in basic interest on PIMs is due to the payoff of Carlyle Court, Hillside Court, Stanford Court and Waterford Court in January 1999, Country Meadows in May 1999, and Westbrook Manor, Fallwood, Greenbrier, Harbor House, Walden Village and Longwood Villas during 1998. The reduction in participation interest on PIMs is due to receiving significant participation interest during the nine months of 1998 from the payoffs of the Westbrook Manor, Fallwood, Greenbrier, Harbor House and Longwood Villas PIMs and the Brookside and Lily Flagg insured mortgages. The reduction in interest income on MBS is due primarily to the payoff of the Lily Flagg and Brookside multi-family MBS during 1998 along with continuing prepayments on the Partnership's single-family MBS.

     Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline, interest income to the Partnership will decline.

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


Date: October 29, 1999