Form 10-K
period 1999-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2000-03-31
CIK 805297

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1999

                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

Commission file number              0-16817

                  Krupp Insured Plus-II Limited Partnership
            (Exact name of registrant as specified in its charter)

         Massachusetts                              04-2955007
(State or other jurisdiction of             (IRS Employe Identification No.)
incorporation or organization)



One Beacon Street, Boston, Massachusetts               02108
(Address of principal executive offices)             (Zip Code)

                    (617) 523-0066
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.

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

     The exhibit index is located on pages 10-11.

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

     The Partnership's investments in PIMs on multi-family residential properties consist of a MBS (the "insured mortgage") guaranteed as to principal and basic interest. These insured mortgages were issued or originated under or in connection with the housing program of the
     Government National Mortgage Association ("GNMA"). PIMs provide the Partnership with monthly payments of principal and basic interest and also provide for Partnership participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property. The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

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

     As of December 31, 1999, there were no personnel directly employed by the Partnership.

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

     The number of investors holding Units as of December 31, 1999 was approximately 13,200. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to realization and payout of the existing mortgages.

     During 1999, the Partnership made special distributions consisting primarily of principal proceeds from the Stanford Court, Hillside Court, Carlyle Court, Waterford Court, Country Meadows and Le Coeur du Monde PIM prepayments. The Partnership may make special distributions in the future if PIMS prepay or a sufficient amount of cash is available from MBS and PIM principal collections. On January 11, 2000, the Partnership paid a special distribution of $.43 per Unit from the Saratoga Apartments prepayment that occurred in December 1999. The Partnership anticipates making a special distribution of $.58 per Unit in March 2000 due to the Greenhouse Apartments PIM prepayment that occurred in February 2000.

     During 1998, the Partnership made special distributions consisting primarily of principal proceeds from the Walden Village, Longwood Villas, Harbor House, Westbrook Manor, Fallwood and Greenbrier PIM prepayments and the repayment of the Brookside and Lily Flagg multi-family MBS's.

     The Partnership made the following distributions, to its Partners during the two years ended December 31, 1999 and 1998:


                                                       1999                              1998
                                               Amount      Per Unit            Amount           Per Unit

Distributions:
   Limited Partners                       $  11,138,189      $ .76         $   16,414,173         $1.12
   General Partners                             217,645                           385,355

                                             11,355,834                        16,799,528

Special Distributions:
      Limited Partners                       51,587,401      $3.52             56,716,830         $3.87

Total Distributions                       $  62,943,235                    $   73,516,358






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


                                       1999                  1998                  1997              1996              1995

Total revenues                 $    7,822,665           $15,335,618           $16,672,558         $15,855,280       $16,366,468

Net income                          6,146,718              12,017,670           12,972,600          12,331,212        12,656,200

Net income allocated to:
   Limited Partners                 5,962,316              11,657,140           12,583,422          11,961,276        12,276,514
   Average per Unit                    .41                       .80                   .86                 .82               .84

  General Partners                    184,402                 360,530              389,178             369,936           379,686
  Total assets at
   December 31                     60,161,993             117,626,762          180,126,977         207,552,419       212,789,466

  Distributions to:
   Limited Partners                11,138,189              16,414,173           16,414,173          16,414,171        16,414,173
   Average per Unit                       .76                   1.12                  1.12                1.12              1.12

    Special                        51,587,401              56,716,830           24,767,815                -               -

    Average per Unit                     3.52                   3.87                  1.69               -                -

  General Partners                    217,645                 385,355              436,626             432,214           430,359


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

    Impact of the Year 2000 Issue

     Starting in 1997 the General Partners conducted an assessment of the Partnership's core internal and external computer information systems to understand the nature and extent of work required to make its systems Year 2000 ready. The Year 2000 readiness issue was concerned with the inability of computerized information systems to accurately calculate, store or use a date after 1999. The General Partners believed that a system failure or miscalculation could cause disruptions of operations.

     As a result of this concern, the General Partners, along with certain affiliates, upgraded their computer systems including their hardware and software so they would be Year 2000 ready. In addition, the General Partners surveyed the Partnership's material third-party service providers and significant vendors and received assurances that they were Year 2000 ready. The General Partners also developed contingency plans for all of their "mission-critical functions" to insure business continuity. As a result of these efforts and the efforts of third parties, the Year 2000 did not result in any disruption of activities to the Partnership.

    Liquidity and Capital Resources

     The most significant demands on the Partnership's liquidity are the quarterly distributions paid to investors of approximately $1.5 million. Funds for investor distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. At this time the General Partners have determined that the Partnership can maintain its current distribution rate of $.40 per Unit per year.

     On February 16, 2000 the Partnership received the remaining balance on the Greenhouse Apartments PIM in the amount of $8,428,984. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation income from this transaction and anticipates a first quarter special distribution of $.58 per unit.

     On January 11, 2000, the Partnership paid a special distribution of $.43 per Unit from the Saratoga Apartment PIM prepayment proceeds in the amount of $6,204,960, received in December 1999. The Saratoga PIM was paid off during 1999 when the property was refinanced. The underlying property value had not increased sufficiently enough to meet the criteria for the Partnership to earn any participation income.

     On November 22, 1999 the Partnership paid a special distribution of $.72 per Unit from the Le Coeur du Monde Apartments PIM prepayment proceeds in the amount of $9,422,001, received in October 1999. The partnership also received participation income from its Le Coeur du Monde PIM investment in the amount of $472,587 of accrued and unpaid participation income attributable to property operations and $1,102,701 of participation income attributable to the Partnership's share in the increase in the property's value.

     On June 18, 1999 the Partnership paid a special distribution of $.83 per Unit from the Country Meadows Apartment PIM prepayment proceeds in the amount of $12,015,224, received in May 1999. The underlying property value had not increased sufficiently enough to meet the criteria for the Partnership to earn any participation income. The Partnership did receive a $60,076 prepayment premium for the early payoff of the Country Meadows PIM.

     On February 26, 1999, the Partnership paid a special distribution of $1.97 per Unit from the prepayments of the Stanford Court, Hillside Court, Carlyle Court and Waterford Court Apartment PIMs. On January 25, 1999, the Partnership received prepayments of the Stanford Court, Hillside Court, Carlyle Court and Waterford Court Apartment PIMs in the amounts of
     $6,609,242,   $4,266,759,  $7,696,897  and  $9,394,386,   respectively.  In
     addition to the prepayments, the Partnership received $860,052 of Shared Appreciation Interest and prepayment penalties and $432,877 of Minimum Additional Interest and Shared Income Interest during December 1998.

     During 1998, the Partnership made three special distributions. The Partnership made special distributions of $.94, $1.63 and $1.30 per Unit in March 1998, July 1998 and December 1998, respectively. The March 1998 special distribution consisted of the prepayment proceeds from the
     Fallwood, Greenbrier and Westbrooks PIMs. The July 1998 special distributions consisted of the prepayment proceeds from the Longwood Villas and Harbor House PIMs and the prepayment proceeds from the Brookside insured mortgage. The December 1998 special distribution consisted of the prepayment proceeds from the Walden Village PIM and the Lily Flagg insured mortgage.

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

     The Partnership's only remaining PIM investments are the GNMA securities backed by the first mortgage loans on Denrich Apartments and Richmond Park. Both properties are thirty years old, and as they have aged, rental rate increases have not kept pace with the increasing costs of maintenance, repairs and replacements. Denrich Apartments does not compete successfully in the Philadelphia neighborhood where it is located. Occupancy, which generally fluctuates in the mid 80% range, is adversely affected by cash constraints that have lead to extensive deferred maintenance. Denrich
     Apartments operates under a long term workout agreement with the Partnership that expires at the end of 2000. The General Partners anticipate the workout will be renegotiated and extended under similar terms. Richmond Park maintains its position in the stable, older Cleveland suburb where it is located. Occupancy generally hovers in the low 90% range, but because the neighborhood does not support significant rental rate increases, the property only generates sufficient cash flow for adequate maintenance and not enough to provide for major capital improvements. Based on these conditions, the General Partners do not expect the Partnership will receive significant participation income from the operations of either of the remaining PIM investments.

     During the first five years, owners are prohibited from prepaying the first mortgage loans underlying the PIMs. During the second five years, owners may prepay the loans by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The General Partners will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest-rate environment and availability of financing will affect those decisions.

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

     At December 31, 1999 the Partnership includes in cash and cash equivalents approximately $10.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

    Interest Rate Risk

     The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 1999, the Partnership's PIMs, PIMIs and MBS comprise the majority of the Partnerhsip's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

     The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular dividend distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.


                                    Expected maturity dates ($ in thousands)


                               2000     2001     2002      2003      2004    Thereafter     Total      Fair
                                                                                                       Value



Interest-sensitive assets:

MBS                         $  1,527   $ 1,347  $ 1,194    $1,066   $  959    $  16,190    $22,283    $22,151
Weighted
Average interest rate           7.68%     7.68%    7.68%     7.68%    7.68%        7.68%      7.68%

PIMs                           8,685       271      292       315      340       16,321     26,224     26,702
Weighted
Average interest rate           7.28%     7.28%    7.28%     7.28%    7.28%        7.28%      7.28%

Total Interest-
sensitive assets            $ 10,212   $ 1,618   $1,486    $1,381   $1,299    $  32,511    $48,507    $48,853


    Results of Operations

     The following discussion relates to the operation of the Partnership during the years ended December 31, 1999, 1998 and 1997.

                                                         (Amounts in thousands)
                                                                1999            1998               1997
         Interest income on PIMs:
           Basic interest                                   $   3,682        $   7,417          $  11,090
           Participation interest                               1,635            3,753              1,816
         Interest income on MBS                                 1,826            3,083              3,099
         Other interest income                                    680            1,083                668
         Partnership expenses                                    (778)          (1,287)            (1,793)
         Amortization of prepaid fees and
           expenses                                              (898)          (2,031)            (1,907)

              Net Income                                    $   6,147        $  12,018          $  12,973

     Net income decreased during 1999 as compared to 1998 primarily due to significantly lower interest income on PIMs, MBS, and Other interest income. This was partially offset by decreases in partnership expenses and amortization. The reduction in basic interest on PIMs is due to the payoff of the Carlyle Court, Hillside Court, Stanford Court, Waterford Court, Country Meadows and Le Coeur du Monde PIMs in 1999, and the Westbrook Manor, Fallwood, Greenbrier, Harbor House, Walden Village and Longwood Villas PIMs during 1998. Participation income was higher in 1998 as compared to 1999 due primarily to the Partnership realizing Shared Appreciation Interest and/or prepayment premiums from the prepayments of the Westbrook Manor, Fallwood, Greenbrier, Walden Village, Harbor House and Longwood Villas PIMs and the Brookside and Lily Flagg insured mortgages which were in excess of those amounts received when the Carlyle Court, Hillside Court, Stanford Court, Waterford Court, Country Meadows and LeCouer du Monde PIMs prepaid during 1999. The reduction in interest income on MBS is due primarily to the payoff of the Lily Flagg and Brookside multi-family MBS during 1998 along with continuing prepayments on the Partnership's single-family MBS. The decrease in Partnership expenses was due to a decrease in asset management fees which were a result of the PIM prepayments mentioned above that reduced the asset base. Amortization also decreased due to the PIM prepayments. Other interest income decreased in 1999 as compared to 1998 due to significantly lower average cash balances available for short-term investing in 1999 versus 1998.

     Net income decreased during 1998 as compared to 1997 primarily due to significantly lower basic interest on PIMs. This was partially offset by increases in participation income and other interest income and a decrease in Partnership expenses. The significant decrease in basic interest on PIMs was caused by the prepayments of the Westbrook Manor, Fallwood, Greenbrier, Harbor House, Walden Village and Longwood Villas PIMs during 1998 and Lakeside, Colonial Park and Pine Ridge PIMs during 1997. The Partnership realized a significant increase in participation income due primarily to Shared Appreciation Income and prepayment premiums realized from the 1998 PIM prepayments of the Harbor House, Westbrook Manor, Fallwood, Greenbrier, Walden Village and Longwood Villas Apartment PIMs, and the Brookside and Lily Flagg MBS as compared to amounts received from the 1997 Lakeside PIM prepayment. The Partnership also realized Shared Income Interest from its PIMs in 1998 which exceeded the amount realized during 1997. Other interest income increased due to the Partnership having higher average short-term investment balances as a result of the prepayments mentioned above. The decrease in Partnership expenses was due to a decrease in asset management fees which were a result of the 1998 PIM prepayments mentioned above.

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

Name and Age               Position with Krupp Plus Corporation

Douglas Krupp (53)         President, Co-Chairman of the Board and Director
George Krupp (55)          Co-Chairman of the Board and Director
Peter F. Donovan (46)      Senior Vice President
Ronald Halpern (58)        Senior Vice President
Carol Mills (50)           Vice President
Robert A. Barrows (42)     Vice President and Treasurer

     Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

     George Krupp (age 55) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

     Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest commercial mortgage servicer in the United States with a servicing and asset management portfolio of $7.2 billion. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

     Ronald Halpern is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

     Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

     Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated $7.2 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.      EXECUTIVE COMPENSATION

    The Partnership has no directors or executive officers.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1999, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,655,512 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is contained in Note F to the Partnership's Notes To Financial Statements presented in Appendix A to this report.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial  Statements  - see  Index  to  Financial  Statements  and
     Schedule included under Item 8, Appendix A, page F-2 to this report.

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


(b)  Exhibits:

     Number and Description
     Under Regulation S-K

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

          (4) Instruments defining the rights of security holders including indentures:

          (4.1)Amended and Restated Agreement of Limited Partnership dated as of May 29, 1987 [Exhibit A to Prospectus included in Post Effective Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-9889)].*

          (4.2)Second Amendment to Agreement of Limited Partnership dated as of June 17, 1987 [Exhibit 4.6 in Post Effective Amendment No. l of Registrant's Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-9889)].*

          (4.3)Subscription  Agreement  whereby a subscriber  agrees to purchase
               Units and adopts the provisions of the Amended and Restated Agreement of Limited Partnership [Exhibit D to Prospectus included in Post Effective Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-9889)].*

          (4.4)Copy of Amended Certificate of Limited Partnership filed with the Massachusetts Secretary of State on April 28, 1987. [Exhibit
               4.4 in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated May 14, 1987 (File No. 33-9889)].*

     (10)   Material Contracts:

          (10.1) Form of agreement  between the  Partnership  and Krupp Mortgage
               Corporation. [Exhibit 10.3 in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated May 14, 1987 (File No. 33-9889)].*

            Denrich Apartments

          (10.2) Prospectus  for GNMA Pool No.  267075 (PL).  [Exhibit  10.29 to
               Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)].*

          (10.3)  Subordinated   Multifamily  Mortgage  (including  Subordinated
               Promissory Note) dated November 3, 1988 between Arthur J. Stagnaro and Krupp Insured Plus-II Limited Partnership. [Exhibit
               10.30 to Registrant's Report on Form 10-K for the year ended December 31, 1988 (File No. 0-16817)].*

          (10.4)  Modification  Agreement  dated June 28, 1995 between Arthur J.
               Stagnaro and Krupp Insured Plus-II Limited  Partnership  [Exhibit
               10.1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-16817)].*


            The Greenhouse

          (10.5)  Prospectus  for  GNMA  Pools  No.  259233(CS)  and  259234(PN)
               [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

          (10.6) Subordinated  Multifamily Deed of Trust (including Subordinated
               Promissory Note) dated January 5, 1989 between Farnam Associates Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16817)].*

            Richmond Park Apartments

          (10.7)  Prospectus  for  GNMA  Pool  No.  260865  (PL)  [Exhibit  1 to
               Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

          (10.8)  Subordinated   Multifamily   Open-Ended   Mortgage  (including
               Subordinated Promissory Note) dated July 14, 1989 between Carl Milstein, Trustee, Irwin Obstgarten, Al Simon and Krupp Insured Plus-II Limited Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)]*

          (10.9)  Participation  Agreement  dated July 31,  1989  between  Krupp
               Insured Mortgage Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

      * Incorporated by reference.

(c)  Reports on Form 8-K

     During the last quarter of the year ended December 31, 1999, the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2000.

          KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

          By: Krupp Plus Corporation,
              a General Partner



          By:  /s/  Douglas  Krupp
               Douglas  Krupp, President, Co-Chairman
               (Principal Executive Officer) and Director of
               Krupp Plus Corporation


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2000.

Signatures                     Title(s)


 /s/Douglas Krupp     President, Co-Chairman (Principal Executive Officer) and
Douglas Krupp         Director of Krupp Plus Corporation, a General Partner

 /s/George Krupp      Co-Chairman (Principal Executive Officer) and Director of
George Krupp          Krupp Plus Corporation, a General Partner

 /s/Peter F. Donovan  Senior Vice President of Krupp Plus Corporation,
Peter F. Donovan      a General Partner


 /s/Robert A. Barrows Treasurer and Chief Accounting Officer of
Robert A. Barrows     Krupp Plus Corporation, a General Partner

                                  APPENDIX A

                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP







                       FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1999

                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Report of Independent Accountants                                           F-3

Balance Sheets at December 31, 1999 and 1998                                F-4

Statements of Income and Comprehensive Income for the Years Ended
December 31, 1999, 1998 and 1997                                            F-5

Statements of Changes in Partners' Equity for the Years Ended
December 31, 1999, 1998 and 1997                                            F-6

Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                            F-7

Notes to Financial Statements                                        F-8 - F-15

Schedule IV - Mortgage Loans on Real Estate                         F-16 - F-17


     All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Partners of  Krupp Insured Plus-II Limited Partnership:

     In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of partners' equity and of cash flows, and Schedule IV, present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership (the "Partnership") at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with auditing principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.




                                                      PricewaterhouseCoopers LLP

  Boston, Massachusetts
  March 17, 2000


                                KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                              BALANCE SHEETS

                                        December 31, 1999 and 1998


                                                   ASSETS
                                                                                                     1999               1998

Participating Insured Mortgages ("PIMs")
  (Notes B, C, H and I)                                                                        $  26,224,388        $  82,258,207
Mortgage-Backed Securities and multi-family insured
 mortgages("MBS") (Notes B, D and H)                                                              22,277,956           24,792,352

      Total mortgage investments                                                                  48,502,344          107,050,559

Cash and cash equivalents (Notes B, C, H and I)                                                   11,093,183            8,758,737
Interest receivable and other assets                                                                 378,286              730,829
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $1,203,575 and $6,024,495
 respectively (Note B)                                                                               179,095              889,863
Prepaid participation servicing fees, net of
 accumulated amortization of $200,032 and $1,876,746,
 respectively (Note B)                                                                                 9,085              196,774

      Total assets                                                                             $  60,161,993        $ 117,626,762



                                                  LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                                                    $      19,948        $     252,769

Partners' equity (deficit) (Notes A, C, E and I):

  Limited Partners                                                                                60,360,347          117,123,621
   (14,655,512 Units outstanding)
  General Partners                                                                                  (323,383)            (290,140)
   Accumulated comprehensive income(Note B)                                                          105,081              540,512

    Total Partners' equity                                                                        60,142,045          117,373,993

      Total liabilities and Partners' equity                                                   $  60,161,993         $117,626,762



                         The accompanying notes are an integral
                             part of the financial statements.

                          KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                      For the Years Ended December 31, 1999, 1998 and 1997


                                                                                 1999               1998                  1997

      Revenues:
         Interest income - PIMs:
           Basic interest                                                   $  3,681,868         $  7,416,814        $  11,089,440
           Participation income                                                1,634,686            3,752,675            1,816,364
         Interest income - MBS                                                 1,826,026            3,083,259            3,098,699
         Other interest income                                                   680,085            1,082,870              668,055

                Total revenues                                                 7,822,665           15,335,618           16,672,558

      Expenses:
         Asset management fee to an affiliate (Note F)                           496,464              981,223            1,365,013
         Expense reimbursement to affiliates (Note F)                             94,160               57,448              162,269
      Amortization of prepaid fees and expenses (Note B)                         898,457            2,031,454            1,907,062
         General and administrative                                              186,866              247,823              265,614

                Total expenses                                                 1,675,947            3,317,948            3,699,958

      Net income (Notes E and G)                                               6,146,718           12,017,670           12,972,600

      Other Comprehensive Income:

         Net change in unrealized gain  on MBS                                  (435,431)          (1,228,708)           1,213,884

      Total Comprehensive Income                                           $   5,711,287        $  10,788,962         $ 14,186,484

      Allocation of net income (Notes E and G.):

         Limited Partners                                                  $   5,962,316        $  11,657,140         $ 12,583,422

         Average net income per Limited Partner
          Interest (14,655,512 Limited Partner                             $         .41        $         .80         $        .86
          interests outstanding)

         General Partners                                                  $     184,402        $     360,530         $    389,178




                         The accompanying notes are an integral
                            part of the financial statements.



                             KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                              STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                        For the Years Ended December 31, 1999, 1998 and 1997



                                                                                       Accumulated           Total
                                                  Limited              General        Comprehensive         Partners'
                                                 Partners              Partners            Income             Equity

Balance at December 31, 1996                   $207,196,050           $ (217,867)     $     555,336         $207,533,519

Net income                                        12,583,422             389,178              -               12,972,600

Quarterly distributions                          (16,414,173)           (436,626)             -              (16,850,799)

Special distributions                            (24,767,815)             -                   -              (24,767,815)

Change in unrealized gain on MBS                      -                    -              1,213,884            1,213,884

Balance at December 31, 1997                     178,597,484            (265,315)         1,769,220          180,101,389

Net income                                        11,657,140             360,530             -                12,017,670

Quarterly distributions                          (16,414,173)           (385,355)            -               (16,799,528)

Special distributions                            (56,716,830)               -                -               (56,716,830)

Change in unrealized gain on MBS                      -                    -             (1,228,708)          (1,228,708)

Balance at December 31, 1998                     117,123,621            (290,140)           540,512          117,373,993

Net income                                         5,962,316             184,402              -                6,146,718

Quarterly distributions                          (11,138,189)           (217,645)             -              (11,355,834)

Special distributions                            (51,587,401)               -             -                  (51,587,401)

Change in unrealized loss on MBS                      -                     -              (435,431)            (435,431)

Balance at December 31, 1999                   $  60,360,347          $(323,383)        $   105,081        $  60,142,045


                             The accompanying notes are an integral
                                part of the financial statements.

                             KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31, 1999, 1998 and 1997


                                                                      1999                    1998                 1997
Operating activities:
 Net income                                                     $   6,146,718            $   12,017,670        $ 12,972,600
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization of premiums                                             -                        -                  231,706
   Amortization of prepaid fees and expenses                          898,457                 2,031,454           1,907,062
   Shared Appreciation Income and prepayment
    premiums                                                       (1,162,777)               (2,390,707)           (602,856)
   Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                            352,543                   449,831             423,641
         (Decrease) increase in liabilities                          (232,821)                  227,181               6,688

            Net cash provided by operating activities               6,002,120               12,335,429          14,938,841

Investing activities:
   Principal collections on
      PIMs including Shared Appreciation Income
      and prepayment premiums of  $1,162,777 in 1999,
      $2,255,077 in 1998, and $602,856 in 1997, respectively       57,196,596                42,044,923          18,422,260
   Principal collections on MBS including
    prepayment premiums of $135,630 in 1998                         2,078,965                18,842,263           9,388,723

            Net cash provided by investing activities              59,275,561                60,887,186          27,810,983

Financing activities:
Quarterly Distributions                                           (11,355,834)              (16,799,528)        (16,850,799)
   Special distributions                                          (51,587,401)              (56,716,830)        (24,767,815)

    Net cash used for financing activities                        (62,943,235)              (73,516,358)        (41,618,614)

Net increase (decrease) in cash and equivalents                     2,334,446                  (293,743)          1,131,210

Cash and cash equivalents, beginning of year                        8,758,737                 9,052,480           7,921,270

Cash and cash equivalents, end of year                          $  11,093,183            $    8,758,737        $  9,052,480

Supplemental disclosure of non-cash investing
   activities:
   Reclassification of investment in a PIM to a MBS             $      -                 $      -              $ 11,850,469



                         The accompanying notes are an integral
                            part of the financial statements.

                       KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

A. Organization

     Krupp Insured Plus-II Limited Partnership (the "Partnership") was formed on October 29, 1986 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership was organized for the purpose of investing in multi-family loans and mortgage backed securities. The Partnership issued all of the General Partner Interests to Krupp Plus Corporation and Mortgage Services Partners Limited Partnership in exchange for capital contributions aggregating $3,000. The Partnership terminates on December 31, 2026, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

     The Partnership commenced the public offering of Units on May 29, 1987 and completed its public offering having sold 14,655,412 Units for $292,176,381 net of purchase volume discounts of $931,859 as of May 27, 1988. In addition, Krupp Depository owns one hundred units.

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

     Effective January 1, 1998 the Partnership adopted the, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FAS 130). FAS 130 established standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.

     The Federal Housing Administration (FHA) insured mortgage is carried at amortized cost. The Partnership holds this loan at amortized cost since it is fully insured by the FHA.

PIMs

     The Partnership accounts for the MBS portion of its PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ("GNMA") MBS at amortized cost.

     Basic interest on PIMs is recognized based on the stated coupon rate of the GNMA MBS. Participation income is recognized as earned and when deemed collectible by the Partnership.

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




                                      Continued

                        KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                              NOTES TO FINANCIAL STATEMENTS



B. Significant Accounting Policies, continued

Prepaid Fees and Expenses

     Prepaid fees and expenses consist of acquisition fees and expenses and participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated payoff of the underlying mortgage.

     The Partnership amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten-year period beginning at final endorsement of the loan.

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

C. PIMs

     At December 31, 1999 and 1998, the Partnership had investments in three PIMs and six PIMs, respectively. The Partnership's PIMs consist of a GNMA MBS representing the securitized first mortgage loan on the underlying property and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

     The Partnership receives guaranteed monthly payments of principal and basic interest on the GNMA MBS and HUD insures the first mortgage loan underlying the GNMA MBS.

     The borrower usually cannot prepay the first mortgage loan during the first five years and usually may prepay the first mortgage loan thereafter subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium thereafter. The Partnership may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

     Generally, the participation features consist of the following: (i) "Minimum Additional Interest" rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income Interest" is 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, (iii) "Shared Appreciation Interest" is 25% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared Income Interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively.


                                       Continued

                        KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                             NOTES TO FINANCIAL STATEMENTS


C. PIMs, continued

     The total amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation interest payable on the maturity date by the underlying borrower usually cannot exceed 50% of any increase in value of the property.

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

     In December 1999, the Partnership received principal of $6,204,960 from the repayment of the Saratoga Apartments PIM. On January 11, 2000 the
     Partnership paid a special distribution of $.43 per Limited Partner interest from the principal proceeds from the Saratoga payoff.

     In September 1999, the Partnership received Shared Appreciation Interest and accrued Minimum Additional and Shared Income Interest of $1,102,701 and $472,587, respectively in connection with the Le Coeur du Monde PIM. The Partnership also received $279,447 relating to repayment of interest rate rebates. The Partnership received the principal proceeds of $9,422,001 in October. The principal proceeds and Shared Appreciation Income were distributed to the Limited Partners through a special distribution of $.72 per Limited Partner interest on November 22, 1999.

     On June 18, 1999, the Partnership made a special distribution of $.83 per Limited Partner interest with the proceeds of the Country Meadows PIM. The Partnership received principal of $12,015,224 and a prepayment premium of $60,076 from this prepayment.

     On February 26, 1999 the Partnership made a special distribution to the Limited Partners of $1.97 per Limited Partner Interest. This special distribution was the result of the prepayment of the Stanford Court, Hillside Court, Carlyle Court and Waterford Court Apartment PIMs. The Partnership received principal of $27,967,284 during January 1999, and Shared Appreciation Interest and prepayment premiums of $860,052, and accrued Minimum Additional and Shared Income Interest of $432,877 during December 1998 from these prepayments.

     On October 19, 1998, the Partnership received a prepayment on the Walden Village Apartment's PIM of $6,990,486. Also, the Partnership received a prepayment premium of $165,599. On December 4, 1998, the Partnership made a special distribution to the investors of $.49 per Limited Partner interest.

     During the second quarter of 1998, the Partnership received prepayments of the Harbor House and Longwood Villas Apartments PIMs. The Partnership received the outstanding principal balance of $12,146,408 and a prepayment premium of $750,000 from the Harbor House PIM and the outstanding principal balance of $6,261,587 from the Longwood Villas PIM. During the first quarter of 1998, the Partnership received a prepayment premium of $62,616 from the Longwood Villas PIM. The Partnership made a special distribution of $.43 per Limited Partner interest relating to the Longwood Villas Apartments PIM on July 17, 1998 and a special distribution of $.88 per Limited Partner interest for the Harbor House Apartment PIM prepayment was made on July 24, 1998.



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

     At December 31, 1999 and 1998 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.


     Listed in the chart is a summary of the Partnership's PIM investments.  The
     Partnership's PIMs consisted of the following at December 31, 1999 and 1998:


                   Aggregate        Number          Permanent
                    Original        of PIMs         Interest            Maturity                Investment Basis
Issuer             Principal     at 12/31/99       Rate Range          Date Range                at December 31,
                                                                                             1999               1998
GNMA            $ 28,310,900           3          6.75%-8.5%           12/23 - 2/30       $26,224,388        $54,290,923
                                      (a)            (b)
Fannie
   Mae              -                  -              -                     -                   -             27,967,284

                $ 28,310,900           3                                                  $26,224,388        $82,258,207

          (a) Includes one PIM - Richmond Park - in which the Partnership holds a 62% interest and the remaining portion is held by an affiliate of the Partnership.

          (b) On June 28, 1995, the Partnership entered into a temporary basic interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the basic interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then increased to 6.75% per annum for the following thirty-six month period and then will increase to the original interest rate of 8% per annum. The difference between basic interest at the original rate and the reduced rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation income to the Partnership. Also under the agreement, the base level for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.

     The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 3 states. The apartment complexes range in size from 91 to 736 units.


                                   Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


D. MBS

     On October 15, 1998, the Partnership received a repayment on the Lily Flagg MBS of $11,721,863. A prepayment premium of $117,330 was received on September 17, 1998. On December 2, 1998, the Partnership made a special distribution to investors of $.81 Per Limited Partner interest.

     On June 19, 1998, the Partnership received a prepayment of the Brookside insured mortgage in the amount of $4,605,549, representing the outstanding principal balance, and a prepayment premium of $18,300. The Partnership made a special distribution of $.32 Per limited partner interest on July 24, 1998.

     At December 31, 1999, the Partnership's MBS portfolio has an amortized cost of $10,409,242 and unrealized gains and losses of $247,471 and $142,390, respectively. At December 31, 1998, the Partnership's MBS portfolio had an amortized cost of $12,380,666 and unrealized gains of $540,512. The Partnership's MBS have maturities ranging from 2007 to 2030. At December 31, 1999 and 1998 the Partnership's Insured Mortgage Portfolio had an amortized cost of $11,763,633 and $11,871,174, respectively.


                                                                                            Unrealized
                  Maturity Date                               Fair Value                    Gain/(Loss)
                  2001 - 2005                               $  -                         $       -
                  2006 - 2010                                 1,667,033                         107,249
                  2011 - 2030                                 20,483,993                       (129,098)

                              Total                         $ 22,151,026                 $      (21,849)

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


     During 1999 the Partnership made quarterly distributions totaling $.76 per Unit. During 1998 and 1997 the Partnership made quarterly distributions totaling $1.12 per Unit. The partnership made special distributions of $3.52 and $3.87 and $1.69 per Unit in 1999, 1998 and 1997, respectively.




                                     Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                           NOTES TO FINANCIAL STATEMENTS


E.    Partners' Equity, continued

As of December 31, 1999, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                                 Corporate                           Accumulated
                                                  Limited           General         Comprehensive
                          Unitholders               Partner         Partners             Income            Total

Capital                   $292,176,381           $   2,000        $    3,000          $    -         $  292,181,381
contributions

Syndication
costs                      (15,580,734)              -                -                    -            (15,580,734)


Quarterly
Distributions             (238,026,211)             (1,660)       (5,732,386)              -           (243,760,257)

Special
Distributions             (153,002,499)             (1,044)            -                   -           (153,003,543)

Net income                 174,792,893               1,221         5,406,003               -            180,200,117

Unrealized
gain on MBS                     -                     -                -                105,081              105,081

Total at
December 31
1999                    $   60,359,830           $      517      $  (323,383)        $  105,081       $   60,142,045


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


                                  Continued

                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS


G. Federal Income Taxes

The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership's 1999 federal income tax return is as follows:

       Net income per statement of income                                    $    6,146,718

            Less:       Book to tax difference for amortization of
                        prepaid expenses and fees                                (1,256,656)

            Net income for federal income tax purposes                       $    4,890,062



The allocation of the 1999 net income for federal income tax purposes is as follows:

                                                                             Portfolio
                                                                                Income

              Unitholders                                                    $ 4,778,210
              Corporate Limited Partner                                               33
              General Partners                                                   111,819

                                                                             $ 4,890,062

For the years ended December 31, 1999, 1998 and 1997 the average per unit income to the Unitholders for federal income tax purposes was $.33, $.68 and $.86 respectively.

The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $1,523,000 and $2,344,000 at December 31, 1999 and 1998, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same as its tax basis at December 31, 1999 and 1998, respectively.

H.    Fair Value Disclosures of Financial Instruments

The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

MBS

The Partnership estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains and losses of approximately $247,000 and $269, 000 at December 31, 1999 and $541,000 and $0 at December 31, 1998.

PIMs

There is no active trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties, because

                                   Continued

                     KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS




H.    Fair Value Disclosures of Financial Instruments, continued

PIMs, continued

Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains of approximately $478,000 at December 31, 1999 and gross unrealized gains of approximately $2,099,000 at December 31, 1998.

At December 31, 1999 and 1998, the estimated fair values of the Partnership's financial instruments are as follows:

                                                                  1999                             1998
                                                           Fair           Carrying           Fair         Carrying
                                                           Value            Value           Value            Value

Cash and cash equivalents                               $  11,093         $  11,093       $  8,759         $   8,759

MBS and insured mortgages                                  22,151            22,278          24,792           24,792

PIMs                                                       26,702            26,224          84,357           82,258

                                                        $  59,946         $  59,595        $117,908         $115,809


I.   Subsequent Event

On February 16, 2000 the Partnership received the remaining balance on the Greenhouse Apartments PIM in the amount of $8,428,984. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation income from this transaction and anticipates a first quarter special distribution of $.58 per unit.


                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                        December 31, 1999



                                                          Normal
                                                          Monthly                                                 Carrying
                      Interest        Maturity            Payment          Original           Current             Amount at
PIMs (a)              Rate (b)        Date (g)             (h)            Face Amount       Face Amount          12/31/99(j)

GNMA

Denrich Apartments      6.75%         12/15/23            24,900          $ 3,500,000       $ 3,193,146          $ 3,193,146
Philadelphia, PA       (c)(e)
                       (f)(i)

Richmond Park           7.50%          8/15/24            107,900          16,000,000        14,597,481           14,597,481
Richmond Heights,   (c)(e)(f)
 OH

The Greenhouse          8.50%          2/15/30             64,600           8,810,900         8,433,761            8,433,761
Omaha, NE           (d)(e)(f)


                                                                          $28,310,900       $26,224,388          $26,224,388

          (a) The Participating Insured Mortgages ("PIMs") consist of a mortgage-backed security ("MBS") guaranteed by the Government National Mortgage Association ("GNMA") and a subordinated promissory note with the underlying Borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain specified base levels.

          (b) Represents the permanent interest rate of the GNMA MBS. In addition, the Partnership receives additional interest consisting of (i) Minimum Additional Interest, (ii) Shared Income Interest and (iii) Shared Appreciation Interest.

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

          (f) Shared Appreciation Interest is based on 25% of any increase in the value of the project over the specified base value.

          (g) The Partnership's GNMA MBS have call provisions, which allow the Partnership to accelerate their respective maturity date.

          (h) The normal monthly payment consisting of principal and basic interest is payable monthly at level amounts over the term of the GNMA MBS. The GNMA MBS generally may not be prepaid during the first five years and may be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.



                         KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE, continued

                                    December 31, 1999


          (i) On June 28, 1995, the Partnership entered into a temporary basic interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the basic interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then increased to 6.75% per annum for the following thirty-six month period and then will increase to the original rate of 8% per annum. The difference between basic interest at the original interest rate and the reduced rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation income to the Partnership. Also under the agreement, the Base Value for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.

          (j) The aggregate cost of PIMs for federal income tax purposes is $26,224,388.

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 1999 is as follows:

                                                         1999                   1998                    1997

Balance at beginning of period                       $ 82,258,207          $ 122,048,053             $151,717,926

Deductions during period:
   Reclassification                                           -                       -              (11,850,469)
Prepayments and
    principal collections                             (56,033,819)           (39,789,846)              (17,819,404)
Balance at end of period                             $ 26,224,388          $  82,258,207              $122,048,053

Unaudited  Distributable  Cash  Flow and Net  Cash  Proceeds  from  Capital
Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1999 and the period from inception through December 31, 1999. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                               (Amounts in thousands, except per Unit amounts)
                                                                                  Year Ended       Through Inception
                                                                                   12/31/99           12/31/99
Distributable Cash Flow:
Income for tax purposes                                                            $  4,890             $181,828
Items not requiring (not providing) the use of
 operating funds:
   Amortization of prepaid fees and expenses                                          2,155              16,006
   Acquisition expenses paid from offering
    proceeds charged to operations                                                        -                 690
   Shared Appreciation Income/prepayment premiums                                    (1,163)             (6,158)
   Gain on sale of MBS                                                                  -                  (377)
Total Distributable Cash Flow ("DCF")                                              $  5,882            $191,989

Limited Partners Share of DCF                                                      $  5,705            $186,229

Limited Partners Share of DCF per Unit                                             $   .39             $  12.71

General Partners Share of DCF                                                      $   177             $  5,760

Net Proceeds from Capital Transactions:
Principal collections on PIMs and PIM sale proceeds
 including Shared Appreciation Income/prepayment premiums                          $57,197             $165,577
Principal collections on MBS and MBS sale proceeds                                   2,079               92,409
Reinvestment of MBS and PIM principal collections
 and sale proceeds                                                                    -                 (41,966)
Gain on sale of MBS                                                                   -                     377
Total Net Proceeds from Capital Transactions                                       $59,276             $216,397

Cash available for distribution

(DCF plus proceeds from Capital Transactions)                                      $65,158             $408,386

Distributions:

   Limited Partners                                                                $66,390(a)          $398,799(b)

   Limited Partners Average per Unit                                               $  4.53(a)        $  27.21(b)(c)

   General Partners                                                                $   177(a)        $  5,760(b)

           Total Distributions                                                     $66,567             $404,559

          (a) Represents all distributions paid in 1999 except the February 1999 distribution and includes the special distribution paid in January 2000 and an estimate of the distribution to be paid in February 2000.

          (b) Includes the special distribution paid in January 2000 and an estimate of the distribution to be paid in February 2000.

          (c) Limited Partners average per Unit return of capital as of February 2000 is $14.50 [$27.21 - $12.71] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.