Form 10-Q
period 2000-03-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2000-05-12
CIK 805297

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                 FORM 10-Q


   X

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2000

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

                                    BALANCE SHEETS


                                        ASSETS

                                                                         March 31,             December 31,
                                                                           2000                    1999

   Participating Insured Mortgages ("PIMs")                           $   17,730,181           $   26,224,388
      (Note 2)
   Mortgage-Backed Securities and insured
      mortgage ("MBS") (Note 3)                                           21,947,203               22,277,956

      Total mortgage investments                                          39,677,384               48,502,344


   Cash and cash equivalents (Note 2)                                      4,507,483               11,093,183
   Interest receivable and other assets                                      277,636                  378,286
   Prepaid acquisition fees and expenses, net
       of accumulated amortization of $667,667
       and $1,203,575, respectively                                          131,810                  179,095
     Prepaid participation servicing fees, net of
        accumulated amortization of $0  and
        $200,032, respectively                                                -                         9,085

      Total assets                                                    $   44,594,313           $   60,161,993


                                            LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                                        $       13,361           $       19,948

   Partners' equity (deficit) (Note 4):

     Limited Partners

      (14,655,512 Limited Partner
         interests outstanding)                                           44,844,183               60,360,347

     General Partners                                                       (335,168)                (323,383)

     Accumulated comprehensive income                                         71,937                  105,081

      Total Partners' equity                                              44,580,952               60,142,045

      Total liabilities and partners' equity                         $    44,954,313           $   60,161,993


       The accompanying notes are an integral part of the financial statements



                           KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                             For the Three Months
                                                                                 Ended March 31,

                                                                           2000                1999

Revenues:
 Interest income - PIMs:
   Basic interest                                                     $   386,555            $ 1,077,753
   Interest income - MBS                                                  428,160                479,477
   Other interest income                                                  136,526                212,212

      Total revenues                                                      951,241              1,769,442

Expenses:
   Asset management fee to an affiliate                                    79,642                144,466
   Expense reimbursements to affiliates                                    27,127                  6,365
   Amortization of prepaid fees and expenses                               56,370                409,754
   General and administrative                                              13,408                 21,831

      Total expenses                                                      176,547                582,416

Net income                                                                774,694              1,187,026

Other comprehensive income:

   Net change in unrealized gain on MBS                                   (33,144)                81,829

Total comprehensive income (Note 4):                                   $  741,550            $ 1,268,855

Allocation of net income (Note 4):

   Limited Partners                                                    $  751,453            $1,151,415

   Average net income per Limited Partner
      interest (14,655,512 Limited Partner
      interests outstanding)                                           $      .05            $      .08

   General Partners                                                    $   23,241            $     35,611




                     The accompanying notes are an integral part
                             of the financial statements



                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS



                                                                                          For the Three Months
                                                                                              Ended March 31,

                                                                                          2000                1999

 Operating activities:
   Net income                                                                       $    774,694         $  1,187,026
   Adjustments to reconcile net income
     to net cash provided by operating activities:
    Amortization of prepaid fees and expenses                                             56,370              409,754
    Changes in assets and liabilities:
       Decrease in interest receivable and other assets                                  100,650              185,703
       (Decrease) increase in liabilities                                                 (6,587)              71,048

                Net cash provided by operating activities                                925,127            1,853,531

   Investing activities:
      Principal collections on PIMs                                                    8,494,207           28,088,174
      Principal collections on MBS                                                       297,609              715,974

               Net cash provided by investing activities                               8,791,816           28,804,148

   Financing activities:
      Quarterly Distributions                                                         (1,500,577)          (4,179,743)
      Special Distributions                                                          (14,802,066)         (28,871,360)

     Net cash used for financing activities                                          (16,302,643)         (33,051,103)

Net decrease in cash and cash equivalents                                             (6,585,700)          (2,393,424)

Cash and cash equivalents, beginning of period                                        11,093,183            8,758,737

Cash and cash equivalents, end of period                                            $  4,507,483        $   6,365,313


Non cash activities:
  Increase (decrease) in Fair Value of MBS                                          $    (33,144)       $      81,829


                     KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS



1.      Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the "General Partners") of Krupp Insured Plus-II Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

On March 30, 2000, the Partnership paid a special distribution of $.58 per Limited Partner interest from the prepayment proceeds received on the Greenhouse Apartments PIM in the amount of $8,428,984 during February 2000. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and basic interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation income from this transaction.

On January 11, 2000, the Partnership paid a special distribution of $.43 per Limited Partner interest from the Saratoga Apartment PIM prepayment proceeds in the amount of $6,204,960, received in December 1999. The underlying property value had not increased sufficiently enough to meet the criteria for the Partnership to earn any participation income.

At March 31, 2000, the Partnership's two remaining PIMs have a fair market value of $17,527,877 and gross unrealized gains and losses of $15,912 and $218,216, respectively. The Partnership's PIMs have maturities ranging from 2023 to 2024.

3.      MBS

At March 31, 2000, the Partnership's MBS portfolio has an amortized cost of $10,139,820 and unrealized gains and losses of $225,645 and $153,708, respectively. At March 31, 2000 the Partnership's insured mortgage had an amortized cost of $11,735,446.





                                       Continued


                       KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS, Continued


4.      Changes in Partners' Equity

A summary of changes in  Partners'  Equity for the three  months ended
March 31, 2000 is as follows:

                                                                                  Accumulated           Total
                                                 Limited            General      Comprehensive         Partners'
                                                 Partners           Partners         Income             Equity

   Balance at December 31, 1999              $   60,360,347      $  (323,383)       $ 105,081       $   60,142,045

   Net income                                       751,453           23,241            -                  774,694

   Quarterly distributions                       (1,465,551)         (35,026)           -               (1,500,577)

   Special distributions                        (14,802,066)            -               -              (14,802,066)

   Change in unrealized gain on MBS                  -                  -             (33,144)             (33,144)

   Balance at March 31, 2000                 $   44,844,183      $  (335,168)      $   71,937       $   44,580,952


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


Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the quarterly distributions paid to investors of approximately $1.5 million. Funds for investor distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. At this time the General Partners have determined that the Partnership can maintain its current distribution rate of $.40 per Limited Partner interest per year.

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

On March 30, 2000, the Partnership paid a special distribution of $.58 per Limited Partner interest from the prepayment proceeds received on the Greenhouse Apartments PIM in the amount of $8,428,984 during February 2000. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and basic interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation income from this transaction.

On January 11, 2000, the Partnership paid a special distribution of $.43 per Limited Partner interest from the Saratoga Apartment PIM prepayment proceeds in the amount of $6,204,960, received in December 1999. The underlying property value had not increased sufficiently enough to meet the criteria for the Partnership to earn any participation income.

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

During the first five years, borrowers are prohibited from prepaying the first mortgage loans underlying the PIMs. During the second five years, borrowers may prepay the loans by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if they are not prepaid by the tenth year after permanent funding. The General Partners will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest-rate environment and availability of financing will affect those decisions.

Results of Operations

The following discussion relates to the operation of the Partnership during the three months ended March 31, 2000 and 1999.

Net income decreased by approximately $412,000 during the three months ended March 31, 2000 as compared to the same period ending 1999. This decrease was due primarily to lower basic interest on PIMs, other interest income and interest income on MBS of approximately $691,000, $76,000 and $51,000, respectively. This was partially offset by decreases in asset management fees and amortization expense, of approximately $65,000 and $353,000 respectively. The reduction in basic interest on PIMs is due to the payoff of the Greenhouse Apartments PIM in 2000 and the Saratoga, Carlyle Court, Hillside Court, Stanford Court, Waterford Court, Country Meadows and Le Coeur du Monde PIMs in 1999. Other interest income decreased due to significantly lower average cash balances available for short-term investing in the three month period ending 2000 versus the same period ending 1999. The decrease in MBS interest income was due to the on-going prepayment of the Partnership's single-family MBS. Asset management fees decreased during the first quarter of 2000 as compared to the same period in 1999 due to the prepayments and principal collections reducing the Partnership's mortgage investments. Amortization expense was greater during the first quarter of 1999 as a result of the full amortization of the remaining prepaid fees and expenses of the Carlyle Court, Hillside Court, Stanford Court and Waterford Court PIMs.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At March 31, 2000 the Partnership includes in cash and cash equivalents approximately $4.4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2000, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                             PART II - OTHER INFORMATION





Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes in Securities
         Response:  None

Item 3.  Defaults upon Senior Securities
         Response:  None

Item 4.  Submission of Matters to a Vote of Security Holders
         Response:  None

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


Date:  April 28, 2000