Form 10-Q
period 2000-06-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2000-08-03
CIK 805297

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000

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

                                      BALANCE SHEETS


                                          ASSETS


                                                                          June 30,          December 31,
                                                                            2000                1999

Participating Insured Mortgages ("PIMs")                          $        17,668,543   $       26,224,388
   (Note 2)
Mortgage-Backed Securities and
 insured mortgage ("MBS") (Note 3)                                         21,637,168           22,277,956

   Total mortgage investments                                              39,305,711           48,502,344

Cash and cash equivalents                                                   4,071,122           11,093,183
Interest receivable and other assets                                          197,738              378,286
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $689,635
 and $1,203,575, respectively                                                 109,842              179,095
Prepaid participation servicing fees, net of
 accumulated amortization of $0 and
 $200,032, respectively                                                         -                    9,085

   Total assets                                                   $        43,684,413   $       60,161,993


                                          LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                       $             9,774  $            19,948

Partners' equity (deficit) (Note 4):

  Limited Partners                                                         43,958,068           60,360,347
   (14,655,512 Limited Partner
      interests outstanding)

  General Partners                                                           (342,178)            (323,383)

  Accumulated comprehensive income                                             58,749              105,081

   Total Partners' equity                                                  43,674,639           60,142,045

   Total liabilities and Partners' equity                         $        43,684,413  $        60,161,993



                        The accompanying notes are an integral
                           part of the financial statements.


                        KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




                                                     For the Three Months                 For the Six Months
                                                         Ended June 30,                      Ended June 30,

                                                      2000             1999               2000              1999
Revenues:
 Interest income - PIMs:
    Basic interest                           $        325,722  $      910,281     $      712,277    $     1,988,034
    Participation interest                              -              60,076              -                 60,076
 Interest income - MBS                                427,961         459,653             856,121           939,130
 Other interest income                                 68,376         110,254             204,902           322,466

      Total revenues                                  822,059       1,540,264           1,773,300         3,309,706

Expenses:
 Asset management fee to an
  affiliate                                            73,551         129,734             153,193           274,200
 Expense reimbursements to
  affiliates                                           32,694          29,265              59,821            35,630
 Amortization of prepaid
    fees and expenses                                  21,968         316,991              78,338           726,745
  General and administrative                           96,489          54,121             109,897            75,952

      Total expenses                                   224,702        530,111             401,249         1,112,527

Net income                                            597,357       1,010,153           1,372,051         2,197,179

Other comprehensive income:

  Net change in unrealized gain
    on MBS                                            (13,188)       (238,617)            (46,332)         (156,788)

Total comprehensive income                   $        584,169  $      771,536     $     1,325,719   $     2,040,391


Allocation of net income (Note 4):
   Limited Partners                          $        579,436  $      979,849     $     1,330,889   $     2,131,264

   Average net income per
   Limited Partner interest
   (14,655,512 Limited Partner
   interests outstanding)                    $            .04  $          .07     $           .09   $           .15

   General Partners                          $         17,921  $       30,304     $        41,162   $        65,915







                             The accompanying notes are an integral
                                part of the financial statements.


                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                     STATEMENTS OF CASH FLOWS




                                                                                  For the Six Months
                                                                                    Ended June 30,

                                                                               2000                1999
Operating activities:
  Net income                                                           $      1,372,051      $    2,197,179
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of prepaid fees and expenses                                   78,338             726,745
     Prepayment premium                                                            -                (60,076)
     Changes in assets and liabilities:
        Decrease in interest receivable and
         other assets                                                           180,548             274,618
        Decrease in liabilities                                                 (10,174)           (243,769)

          Net cash provided by operating activities                           1,620,763           2,894,697

Investing activities:
  Principal collections on PIMs including a prepayment premium
     of $60,076 in 1999                                                       8,555,845          40,274,111
  Principal collections on MBS                                                  594,456           1,186,984

          Net cash provided by investing activities                           9,150,301          41,461,095

Financing activities:
  Special distributions                                                     (14,802,066)        (41,035,433)
  Quarterly distributions                                                    (2,991,059)         (8,331,188)

          Net cash used for financing activities                            (17,793,125)        (49,366,621)

Net decrease in cash and cash equivalents                                    (7,022,061)         (5,010,829)

Cash and cash equivalents, beginning of period                               11,093,183           8,758,737

Cash and cash equivalents, end of period                               $      4,071,122      $    3,747,908

Non cash activities:
  Decrease in Fair Value of MBS                                        $        (46,332)     $     (156,788)




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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2000, its results of operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

At June 30, 2000, the Partnership's two remaining PIMs have a fair market value of $17,560,945 and gross unrealized gains and losses of $7,929 and $115,527, respectively. The Partnership's PIMs have maturities ranging from 2023 to 2024.

3.      MBS

At June 30, 2000, the Partnership's MBS portfolio has an amortized cost of $9,871,701 and gross unrealized gains and losses of $209,910 and $151,161, respectively. The Partnership's MBS have maturities ranging from 2007 to 2030. At June 30, 2000 the Partnership's insured mortgage had an amortized cost of $11,706,718.




                                         Continued


                         KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                               NOTES TO FINANCIAL STATEMENTS




4.      Changes in Partners' Equity

        A summary of changes in Partners' Equity for the six months ended
        June 30, 2000 is as follows:

                                                                                        Accumulated       Total
                                                     Limited              General      Comprehensive    Partners'
                                                     Partners             Partners         Income         Equity


Balance at December 31, 1999                   $     60,360,347      $     (323,383)    $   105,081     $ 60,142,045

Net income                                            1,330,889              41,162             -          1,372,051



Quarterly distributions                              (2,931,102)            (59,957)            -         (2,991,059)


Special distributions                               (14,802,066)                -               -        (14,802,066)


Change in unrealized gain on MBS                            -                   -           (46,332)         (46,332)

Balance at June 30, 2000                       $     43,958,068      $     (342,178)   $     58,749     $ 43,674,639



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

Results of Operations

The following discussion relates to the operation of the Partnership during the three and six months ended June 30, 2000 and 1999.

Net income decreased by $413,000 during the three months ended June 30, 2000 when compared to the same period in 1999. This decrease was primarily due to a decrease in PIM basic interest that resulted from the payoffs of the Greenhouse, Saratoga, Le Coeur du Monde and Country Meadows PIMs.

Net income decreased by $825,000 during the six months ended June 30, 2000 when compared to the same period in 1999. This decrease was primarily due to a decrease in PIM basic interest that resulted from the payoffs of the Stanford Court, Hillside Court, Carlyle Court, Waterford Court PIMs along with those mentioned above.

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

At June 30, 2000 the Partnership includes in cash and cash equivalents approximately $3.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2000, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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


Date: August 5, 2000