Form 10-Q
period 2000-09-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2000-11-13
CIK 805297

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000

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

                                    BALANCE SHEETS


                                        ASSETS


                                                                     September 30,          December 31,
                                                                           2000                 1999

Participating Insured Mortgages ("PIMs")(Note 2)                  $        17,605,689   $       26,224,388
Mortgage-Backed Securities and
 insured mortgage ("MBS") (Note 3)                                         21,366,541           22,277,956

   Total mortgage investments                                              38,972,230           48,502,344

Cash and cash equivalents                                                   3,580,362           11,093,183
Interest receivable and other assets                                          193,771              378,286
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $711,604
 and $1,203,575, respectively                                                  87,874              179,095
Prepaid participation servicing fees, net of
 accumulated amortization of $0 and
 $200,032, respectively                                                         -                    9,085

   Total assets                                                   $        42,834,237  $        60,161,993


                                          LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                       $            14,661  $            19,948

Partners' equity (deficit) (Note 4):

  Limited Partners                                                         43,073,876           60,360,347
   (14,655,512 Limited Partner
      interests outstanding)

  General Partners                                                           (342,778)            (323,383)

  Accumulated comprehensive income                                             88,478              105,081

    Total Partners' equity                                                 42,819,576           60,142,045

   Total liabilities and Partners' equity                         $        42,834,237  $        60,161,993




                                       The accompanying notes are an integral
                                          part of the financial statements.

                     KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




                                                     For the Three Months                  For the Nine Months
                                                      Ended September 30,                   Ended September 30,
                                                      2000             1999                2000             1999
Revenues:
 Interest income - PIMs:
    Basic interest                              $     324,571   $   1,105,078       $    1,036,848    $   3,093,112
    Participation interest                              -           1,575,288                  -          1,635,364
 Interest income - MBS                                417,212         448,390            1,273,333        1,387,520
 Other interest income                                 64,170          51,951              269,072          374,417

      Total revenues                                  805,953       3,180,707            2,579,253        6,490,413
Expenses:
 Asset management fee to an
  affiliate                                            73,702         122,529              226,895          396,729
 Expense reimbursements to
  affiliates                                           32,694          29,264               92,515           64,894
 Amortization of prepaid
    fees and expenses                                  21,968         123,689              100,306          850,434
  General and administrative                           78,249          75,179              188,146          151,131

      Total expenses                                  206,613         350,661              607,862        1,463,188

Net income                                            599,340       2,830,046            1,971,391        5,027,225

Other comprehensive income:

  Net change in unrealized gain
    on MBS                                             29,729        (207,350)            (16,603)         (364,138)

Total comprehensive income                   $        629,069  $    2,622,696     $     1,954,788   $     4,663,087


Allocation of net income (Note 4):
   Limited Partners                          $        581,360  $    2,745,144     $     1,912,249   $     4,876,408

   Average net income per
   Limited Partner interest
   (14,655,512 Limited Partner
   interests outstanding)                    $            .04  $          .18     $           .13   $           .33

   General Partners                          $         17,980  $       84,902     $        59,142   $       150,817







                         The accompanying notes are an integral
                            part of the financial statements.

                       KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                STATEMENTS OF CASH FLOWS




                                                                                For the Nine Months
                                                                                 Ended September 30,

                                                                                2000               1999
Operating activities:
  Net income                                                           $      1,971,391     $     5,027,225
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of prepaid fees and expenses                                  100,306             850,434
     Shared Appreciation Interest and prepayment premiums                         -              (1,162,777)
     Changes in assets and liabilities:
        Decrease in interest receivable and
         other assets                                                           184,515             283,875
        Decrease in liabilities                                                  (5,287)           (239,270)

          Net cash provided by operating activities                           2,250,925           4,759,487

Investing activities:
  Principal collections on PIMs including Shared Appreciation
   Interest and prepayment premiums of $1,162,777 in 1999                     8,618,699          41,483,278
  Principal collections on MBS                                                  894,812           1,722,559

          Net cash provided by investing activities                           9,513,511          43,205,837


Financing activities:
  Special distributions                                                     (14,802,066)        (41,035,433)
  Quarterly distributions                                                    (4,475,191)         (9,834,752)

          Net cash used for financing activities                            (19,277,257)        (50,870,185)

Net decrease in cash and cash equivalents                                    (7,512,821)         (2,904,861)

Cash and cash equivalents, beginning of period                               11,093,183           8,758,737

Cash and cash equivalents, end of period                               $      3,580,362     $     5,853,876

Non cash activities:
  Decrease in Fair Value of MBS                                        $        (16,603)    $      (364,138)





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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2000, its results of operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.      PIMs

At September 30, 2000, the Partnership's two remaining PIMs have a fair market value of $17,651,957 and gross unrealized gains of $46,268. The Partnership's PIMs have maturities ranging from 2023 to 2024.

On March 30, 2000, the Partnership paid a special distribution of $.58 per Limited Partner interest from the prepayment proceeds received during February 2000 on the Greenhouse Apartments PIM in the amount of $8,428,984. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and basic interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation income from this transaction.

On January 11, 2000, the Partnership paid a special distribution of $.43 per Limited Partner interest from the Saratoga Apartment PIM prepayment proceeds received in December 1999 in the amount of $6,204,960. The underlying property value had not increased sufficiently enough to meet the criteria for the Partnership to earn any participation income.

3.      MBS

At September 30, 2000, the Partnership's MBS portfolio has an amortized cost of $9,600,624 and gross unrealized gains and losses of $207,836 and $119,358, respectively. The Partnership's MBS have maturities ranging from 2007 to 2030. At September 30, 2000 the Partnership's insured mortgage had an amortized cost of $11,677,439.








                                                      Continued

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            NOTES TO FINANCIAL STATEMENTS




4.      Changes in Partners' Equity

        A summary of changes in Partners' Equity for the nine months ended September 30, 2000 is as follows:


                                                                                           Accumulated           Total
                                                    Limited              General          Comprehensive         Partners'
                                                    Partners             Partners             Income             Equity

Balance at December 31, 1999                   $     60,360,347      $      (323,383)    $        105,081  $   60,142,045

Net income                                            1,912,249               59,142                  -         1,971,391

Quarterly distributions                              (4,396,654)             (78,537)                 -        (4,475,191)

Special distributions                               (14,802,066)                 -                    -       (14,802,066)

Change in unrealized gain
  on MBS                                                    -                    -                (16,603)        (16,603)

Balance at September 30, 2000                  $     43,073,876      $      (342,778)   $          88,478  $   42,819,576


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

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the quarterly distributions paid to investors of approximately $1.5 million. Funds for investor distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnerships cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. At this time the General Partners have determined that the Partnership can maintain its current distribution rate of $.10 per Limited Partner interest per quarter.

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

On March 30, 2000, the Partnership paid a special distribution of $.58 per Limited Partner interest from the prepayment proceeds received during February 2000 on the Greenhouse Apartments PIM in the amount of $8,428,984. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and basic interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation income from this transaction.

On January 11, 2000, the Partnership paid a special distribution of $.43 per Limited Partner interest from the Saratoga Apartment PIM prepayment proceeds received in December 1999 in the amount of $6,204,960. The underlying property value had not increased sufficiently enough to meet the criteria for the Partnership to earn any participation income.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 2000 and 1999.

Net Income decreased by $2,231,000 during the three months ended September 30, 2000, compared to the same period in 1999. The decrease was primarily due to a decrease in PIM Basic and Participation interest which resulted from the payoffs of the Saratoga, Le Coeur Du Monde, and Greenhouse PIMs.

Net Income decreased by $3,056,000 during the nine months ended September 30, 2000, compared to the same period in 1999. The decrease was primarily due to a decrease in PIM Basic and Participation interest which resulted from the payoffs of the Hillside Court, Carlyle Court, Waterford Court, and Stanford Court and Country Meadows PIMs, along with the PIMs mentioned above. Amortization of prepaid fees and expenses decreased due to accelerating the amortization of the costs related to the PIMs which paid off.


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

At September 30, 2000 the Partnership includes in cash and cash equivalents approximately $3.3 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2000, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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


Date: November 3, 2000