Form 10-K
period 2000-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2001-04-02
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 2000
                           ----------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 [NO FEE REQUIRED]

For the transition period from             to
                               -----------    ------------

Commission file number                0-16817
                       ---------------------------------------

                    Krupp Insured Plus-II Limited Partnership
             (Exact name of registrant as specified in its charter)

        Massachusetts                                     04-2955007
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation  or  organization)



One Beacon Street, Boston, Massachusetts                     02108
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)     (617) 523-0066
                                                     ---------------------

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


ITEM 1.    BUSINESS
------

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

The Partnership's investments in PIMs on multi-family residential properties consist of a MBS guaranteed as to principal and basic interest. These MBS were issued or originated under or in connection with the housing program of the Government National Mortgage Association ("GNMA"). PIMs provide the Partnership with monthly payments of principal and basic interest and also provide for Partnership participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property (participation interest). The borrower conveys these rights to the Partnership through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

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

Although the Partnership will terminate no later than December 31, 2026, it is expected that the value of the PIMs generally will be realized by the Partnership through repayment or sale as early as ten years from the dates of the closings of the permanent loans and that the Partnership will realize the value of all of its other investments within that time frame thereby resulting in a dissolution of the Partnership significantly prior to December 31, 2026.

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

As of December 31, 2000, there were no personnel directly employed by the Partnership.

ITEM 2.    PROPERTIES
------

None

ITEM 3.    LEGAL PROCEEDINGS
------

There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
------

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2000 was approximately 12,800. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

On March 30, 2000, the Partnership paid a special distribution of $.58 per Limited Partner interest from the prepayment proceeds received during February 2000 on the Greenhouse Apartments PIM in the amount of $8,428,984. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and basic interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation interest from this transaction.

On January 11, 2000, the Partnership paid a special distribution of $.43 per Limited Partner interest from the Saratoga Apartments PIM prepayment proceeds received in December 1999 in the amount of $6,204,960. The underlying property value had not increased sufficiently to meet the criteria for the Partnership to earn any participation interest.

During 1999, the Partnership made special distributions consisting primarily of principal proceeds from the Stanford Court, Hillside Court, Carlyle Court, Waterford Court, Country Meadows and Le Coeur du Monde PIM prepayments.

The Partnership may make special distributions in the future if PIMS prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions to its Partners during the two years ended December 31, 2000 and 1999:


                                                        2000                             1999

                                              Amount         Per Unit           Amount         Per Unit
                                          -------------      --------      --------------      --------
Quarterly Distributions:
   Limited Partners                       $   5,862,204       $   .40      $   11,138,189       $   .76
   General Partners                              97,176                           217,645
                                           ------------                    --------------

                                              5,959,380                        11,355,834
                                          -------------                    --------------

Special Distributions:
      Limited Partners                       14,802,066       $  1.01          51,587,401         $3.52
                                          -------------                    --------------

Total Distributions                       $  20,761,446                    $   62,943,235
                                          =============                    ==============

ITEM 6.                  SELECTED FINANCIAL DATA
------

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



                                    2000                1999                1998                1997             1996
                                    ----                ----                ----                ----             ----

Total revenues               $     3,520,446     $    7,822,665        $  15,335,618      $   16,672,558    $  15,855,280

Net income                         2,770,378          6,146,718           12,017,670          12,972,600       12,331,212

Net income allocated to:
   Limited Partners ("LP")         2,687,267          5,962,316           11,657,140          12,583,422       11,961,276
   Average per LP interest               .18                .41                  .80                 .86             .82

   General Partners                   83,111            184,402              360,530             389,178          369,936
Total assets at:
              December 31         42,256,448         60,161,993          117,626,762         180,126,977      207,552,419

Distributions to:
   Quarterly to LPs                5,862,204         11,138,189           16,414,173          16,414,173       16,414,171
              Average per LP interest    .40                .76                 1.12                1.12             1.12

   Specials to LPs                14,802,066         51,587,401           56,716,830          24,767,815          -
   Average per LP interest              1.01               3.52                 3.87                1.69          -

   General Partners                   97,176            217,645              385,355             436,626          432,214


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------

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

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's PIM investments also may provide participation interest if the underlying properties operate successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the properties are sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

On March 30, 2000, the Partnership paid a special distribution of $.58 per Limited Partner interest from the prepayment proceeds received during February 2000 on the Greenhouse Apartments PIM in the amount of $8,428,984. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and basic interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation interest from this transaction.

On January 11, 2000, the Partnership paid a special distribution of $.43 per Limited Partner interest from the Saratoga Apartments PIM prepayment proceeds received in December 1999 in the amount of $6,204,960. The underlying property value had not increased sufficiently to meet the criteria for the Partnership to earn any participation interest.

On November 22, 1999, the Partnership paid a special distribution of $.72 per Limited Partner interest from the Le Coeur du Monde Apartments PIM prepayment proceeds received in October 1999 in the amount of $9,422,001. The Partnership also received $472,587 of accrued and unpaid participation interest attributable to property operations from its Le Coeur du Monde PIM investment and $1,102,701 of participation interest attributable to the Partnership's share in the increase in the property's value.

On June 18, 1999, the Partnership paid a special distribution of $.83 per Limited Partner interest from the Country Meadows Apartments PIM prepayment proceeds received in May 1999 in the amount of $12,015,224. The underlying property value had not increased sufficiently to meet the criteria for the Partnership to earn any participation interest. The Partnership did receive a $60,076 prepayment premium for the early payoff of the Country Meadows PIM.

On February 26, 1999, the Partnership paid a special distribution of $1.97 per Limited Partner interest from the prepayments of the Stanford Court, Hillside Court, Carlyle Court and Waterford Court Apartments PIMs. On January 25, 1999, the Partnership received prepayments of the Stanford Court, Hillside Court, Carlyle Court and Waterford Court Apartments PIMs in the amounts of $6,609,242, $4,266,759, $7,696,897 and $9,394,386, respectively. In addition to the prepayments, the Partnership received $860,052 of Shared Appreciation Interest and prepayment penalties and $432,877 of Minimum Additional Interest and Shared Income Interest during December 1998.

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

The Partnership's only remaining PIM investments are the GNMA securities backed by the first mortgage loans on the Denrich and Richmond Park Apartments. Both properties are thirty years old, and as they have aged, rental rate increases have not kept pace with the increasing costs of maintenance, repairs and replacements. Denrich Apartments does not compete successfully in the Philadelphia neighborhood where it is located. Occupancy, which generally fluctuates in the mid 80% range, is adversely affected by cash constraints that have lead to extensive deferred maintenance. Denrich Apartments operated under a long term workout agreement with the Partnership that expired at the end of 2000. The General Partners anticipate the workout will be renegotiated and extended under similar terms during 2001.

Richmond Park maintains its position in the stable, older Cleveland suburb where it is located. Occupancy generally hovers in the low 90% range, but because the neighborhood does not support significant rental rate increases, the property only generates sufficient cash flow for adequate maintenance and not enough to provide for major capital improvements. Based on these conditions, the General Partners do not expect the Partnership will receive participation interest from either of the remaining PIM investments.

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

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At December 31, 2000 the Partnership includes in cash and cash equivalents approximately $2.8 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2000, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.


                                    Expected maturity dates ($ in thousands)


                                                                                               Total
                    2001       2002        2003        2004          2005      Thereafter      Face      Fair
                                                                                               Value     Value



Interest-sensitive assets:

MBS                $  1,381   $  1,224    $  1,092    $    982    $     890   $    15,566   $  21,135   $   21,451
WAIR                   7.66%      7.66%       7.66%       7.66%        7.66%         7.66%       7.66%

PIMs                    271        292         315         340          367        15,957      17,542       17,588
WAIR                   7.59%      7.59%       7.59%       7.59%        7.59%         7.59%       7.59%
                   --------   --------    --------    --------    ---------   -----------   ---------   ----------

Total Interest-
sensitive assets   $  1,652   $  1,516    $  1,407    $  1,322    $   1,257   $    31,523   $  38,677   $   39,039
                   ========   ========    ========    ========    =========   ===========   =========   ==========


    Results of Operations

    The following discussion relates to the operation of the Partnership during the years ended December 31, 2000, 1999 and 1998.


                                                                               (Amounts in thousands)
                                                                2000            1999               1998
                                                                ----            ----               ----
         Interest income on PIMs:
           Basic interest                                   $   1,360        $   3,682          $   7,417
           Participation interest                                -               1,635              3,753
         Interest income on MBS                                 1,685            1,826              3,083
         Other interest income                                    475              680              1,083
         Partnership expenses                                    (628)            (778)            (1,287)
         Amortization of prepaid fees and
           expenses                                              (122)            (898)            (2,031)
                                                            ---------        ---------          ---------

              Net Income                                    $   2,770        $   6,147          $  12,018
                                                            =========        =========          =========

     Net income decreased during 2000 as compared to 1999 primarily due to lower basic and participation interest on PIMs. This was partially offset by a decrease in amortization. The reduction in basic interest on PIMs is due to the payoff of the Greenhouse PIM in 2000 and the payoffs of the Saratoga, Le Coeur du Monde, Country Meadows, Stanford Court, Hillside Court, Carlyle Court and Waterford Court PIMs in 1999. Participation interest was higher in 1999 than 2000 as the loans that paid off in 1999 generated higher Shared Appreciation Interest and prepayment premiums than the Greenhouse PIM which paid off in 2000. The decrease in amortization was also related to the payoff activity in 1999 which resulted in the write-off of the remaining deferred expenses attributed to those loans.

     Net income decreased during 1999 as compared to 1998 primarily due to significantly lower interest income on PIMs, MBS and other interest income. This was partially offset by decreases in partnership expenses and amortization. The reduction in basic interest on PIMs is due to the payoff of the Carlyle Court, Hillside Court, Stanford Court, Waterford Court, Country Meadows and Le Coeur du Monde PIMs in 1999, and the Westbrook Manor, Fallwood, Greenbrier, Harbor House, Walden Village and Longwood Villas PIMs during 1998. Participation interest was higher in 1998 as compared to 1999 due primarily to the Partnership realizing Shared Appreciation Interest and/or prepayment premiums from the prepayments of the Westbrook Manor, Fallwood, Greenbrier, Walden Village, Harbor House and Longwood Villas PIMs and the Brookside and Lily Flagg insured mortgages which were in excess of those amounts received when the Carlyle Court, Hillside Court, Stanford Court, Waterford Court, Country Meadows and LeCouer du Monde PIMs prepaid during 1999. The reduction in interest income on MBS is due primarily to the payoff of the Lily Flagg and Brookside multi-family MBS during 1998 along with continuing prepayments on the Partnership's single-family MBS. The decrease in Partnership expenses was due to a decrease in asset management fees which were a result of the PIM prepayments mentioned above that reduced the asset base. Amortization also decreased due to the PIM prepayments. Other interest income decreased in 1999 as compared to 1998 due to significantly lower average cash balances available for short-term investing in 1999 versus 1998.

     As the Partnership distributes principal collections on MBS and PIMs through quarterly or special distributions, the invested assets of the Partnership will decline which should result in a continuing decline in net income.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

See Appendix A to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

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

                              Position with
    Name and Age              Krupp Plus Corporation

Douglas Krupp (54)            President, Co-Chairman of the Board and Director
George Krupp (56)             Co-Chairman of the Board and Director
Peter F. Donovan (47)         Senior Vice President
Ronald Halpern (59)           Senior Vice President
Carol Mills (51)              Vice President
Robert A. Barrows (43)        Vice President and Treasurer

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 11th largest commercial mortgage servicer in the United States with a servicing and asset management portfolio of $11.5 billion. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

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

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $11.5 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.


ITEM 11.      EXECUTIVE COMPENSATION
-------

The Partnership has no directors or executive officers.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of December 31, 2000, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,655,512 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

Information required under this Item is contained in Note F to the Partnership's Notes To Financial Statements presented in Appendix A to this report.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

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


            Richmond Park Apartments

(10.5)  Prospectus  for GNMA Pool No.  260865  (PL)  [Exhibit 1 to  Registrant's
     Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

(10.6) Subordinated  Multifamily  Open-Ended  Mortgage  (including  Subordinated
     Promissory Note) dated July 14, 1989 between Carl Milstein, Trustee, Irwin Obstgarten, Al Simon and Krupp Insured Plus-II Limited Partnership. [Exhibit 2 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)]*

(10.7)  Participation  Agreement  dated  July 31,  1989  between  Krupp  Insured
     Mortgage Limited Partnership and Krupp Insured Plus-II Limited Partnership. [Exhibit 3 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

      * Incorporated by reference.

(c)  Reports on Form 8-K

            During the last quarter of the year ended December 31, 2000, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2001.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

By: Krupp Plus Corporation,
a General Partner



By: /s/ Douglas Krupp
--------------------------------------
Douglas Krupp, President, Co-Chairman
(Principal Executive Officer) and
Director of Krupp Plus Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2001.

            Signatures                            Title(s)


 /s/ Douglas Krupp          President, Co-Chairman (Principal Executive Officer)
-------------------------   and Director of Krupp Plus Corporation,
Douglas Krupp               a General Partner

 /s/ George Krupp           Co-Chairman (Principal Executive Officer)
-------------------------   and Director of of Krupp Plus Corporation,
George Krupp                a General Partner

 /s/ Peter F. Donovan       Senior Vice President of Krupp Plus Corporation,
-------------------------   a  General Partner

Peter F. Donovan

 /s/ Robert A. Barrows      Treasurer and Chief Accounting Officer of Krupp Plus
-------------------------   Corporation, a General Partner

Robert A. Barrows

                                   APPENDIX A

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP







                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2000

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

              Report of Independent Accountants                                                                       F-3

              Balance Sheets at December 31, 2000 and 1999                                                            F-4

              Statements of Income and Comprehensive Income for
              the Years Ended December 31, 2000, 1999 and 1998                                                        F-5

              Statements of Changes in Partners' Equity for the Years
              Ended December 31, 2000, 1999 and 1998                                                                  F-6

              Statements of Cash Flows for the Years Ended December 31, 2000,
              1999 and 1998                                                                                           F-7

              Notes to Financial Statements                                                                    F-8 - F-16



              All  schedules  are  omitted  as they  are not  applicable  or not
              required,   or  the  information  is  provided  in  the  financial
              statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of  Krupp Insured Plus-II Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Insured Plus- II Limited Partnership (the "Partnership") at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP
Boston, Massachusetts
March 23, 2001



                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2000 and 1999


                                     ASSETS


                                                                                                     2000               1999
                                                                                                     ----               ----

Participating Insured Mortgages ("PIMs")
  (Notes B, C and H)                                                                           $  17,541,596        $  26,224,388
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Notes B, D and H)                                                              21,247,646           22,277,956
                                                                                               -------------        -------------

      Total mortgage investments                                                                  38,789,242           48,502,344

Cash and cash equivalents (Notes B, C and H)                                                       3,125,710           11,093,183
Interest receivable and other assets                                                                 275,591              378,286
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $733,572 and $1,203,575
 respectively (Note B)                                                                                65,905              179,095
Prepaid participation servicing fees, net of
 accumulated amortization of $0 and $200,032,
 respectively (Note B)                                                                            -                         9,085
                                                                                               -------------        -------------

      Total assets                                                                             $  42,256,448        $  60,161,993
                                                                                               =============        ==============


                                                  LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                                                    $      17,889        $      19,948
                                                                                               -------------        -------------

Partners' equity (deficit) (Notes A, C and E):

  Limited Partners                                                                                42,383,344           60,360,347
   (14,655,512 Limited Partner interest outstanding)

  General Partners                                                                                  (337,448)            (323,383)

  Accumulated comprehensive income (Note B)                                                          192,663              105,081
                                                                                               -------------        -------------

      Total Partners' equity                                                                      42,238,559           60,142,045
                                                                                               -------------        -------------

      Total liabilities and Partners' equity                                                   $  42,256,448        $  60,161,993
                                                                                               =============        =============




                     The accompanying notes are an integral
                        part of the financial statements.


                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                           2000                1999               1998
                                                                           ----                ----               ----

      Revenues:
         Interest income - PIMs:
           Basic interest                                            $     1,360,247    $      3,681,868      $   7,416,814
           Participation interest                                            -                 1,634,686          3,752,675
         Interest income - MBS                                             1,685,246           1,826,026          3,083,259
         Other interest income                                               474,953             680,085           1,082,870
                                                                     ---------------    ----------------      --------------

                Total revenues                                             3,520,446           7,822,665         15,335,618
                                                                     ---------------    ----------------      -------------

      Expenses:
         Asset management fee to an affiliate (Note F)                       299,983             496,464            981,223
         Expense reimbursement to affiliates (Note F)                        125,209              94,160             57,448
      Amortization of prepaid fees and expenses (Note B)                     122,275             898,457          2,031,454
         General and administrative                                          202,601             186,866            247,823
                                                                     ---------------    ----------------      --------------

                Total expenses                                               750,068           1,675,947          3,317,948
                                                                     ---------------    ----------------      --------------

      Net income (Notes E and G)                                           2,770,378           6,146,718         12,017,670

      Other Comprehensive Income:

         Net change in unrealized gain  on MBS                                87,582            (435,431)        (1,228,708)
                                                                     ---------------    ----------------      -------------

      Total Comprehensive Income                                     $     2,857,960    $      5,711,287      $  10,788,962
                                                                     ===============    ================      =============

      Allocation of net income (Notes E and G.):

         Limited Partners                                            $     2,687,267    $      5,962,316      $  11,657,140
                                                                     ===============    ================      =============

         Average net income per Limited Partner
          Interest (14,655,512 Limited Partner                       $           .18    $            .41      $         .80
                                                                     ===============    ================      =============
          interests outstanding)

         General Partners                                            $        83,111    $        184,402      $     360,530
                                                                     ===============    ================      =============




                     The accompanying notes are an integral
                        part of the financial statements.


                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2000, 1999 and 1998



                                                                                        Accumulated           Total
                                                  Limited              General         Comprehensive         Partners'
                                                 Partners              Partners            Income             Equity
                                                 --------              --------            ------             -------

Balance at December 31, 1997                  $  178,597,484         $  (265,315)       $ 1,769,220        $ 180,101,389

Net income                                        11,657,140             360,530             -                12,017,670

Quarterly distributions                          (16,414,173)           (385,355)            -               (16,799,528)

Special distributions                            (56,716,830)               -                -               (56,716,830)

Change in unrealized gain on MBS                      -                     -            (1,228,708)          (1,228,708)
                                               -------------         -----------        -----------        -------------

Balance at December 31, 1998                     117,123,621            (290,140)           540,512          117,373,993

Net income                                         5,962,316             184,402              -                6,146,718

Quarterly distributions                          (11,138,189)           (217,645)             -              (11,355,834)

Special distributions                            (51,587,401)               -                 -              (51,587,401)

Change in unrealized loss on MBS                      -                     -              (435,431)            (435,431)
                                               -------------         -----------        -----------        -------------

Balance at December 31, 1999                      60,360,347            (323,383)           105,081           60,142,045

Net income                                         2,687,267              83,111              -                2,770,378

Quarterly distributions                           (5,862,204)            (97,176)             -               (5,959,380)

Special distributions                            (14,802,066)               -                 -              (14,802,066)

Change in unrealized gain on MBS                      -                     -                87,582               87,582
                                               -------------         -----------        -----------        -------------

Balance at December 31, 2000                   $  42,383,344         $  (337,448)       $   192,663        $  42,238,559
                                               =============         ===========        ===========        =============


                      The accompanying notes are an integral
                        part of the financial statements.



                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                       2000                 1999                   1998
                                                                      -------              -------               --------
Operating activities:
 Net income                                                     $   2,770,378            $    6,146,718       $  12,017,670
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization of prepaid fees and expenses                          122,275                   898,457           2,031,454
   Shared Appreciation Interest and prepayment
    premiums                                                            -                    (1,162,777)         (2,390,707)
   Changes in assets and liabilities:
       Decrease in interest receivable
          and other assets                                            102,695                   352,543             449,831
       (Decrease) increase in liabilities                              (2,059)                 (232,821)            227,181
                                                                -------------             -------------       -------------

            Net cash provided by operating activities               2,993,289                 6,002,120          12,335,429
                                                                -------------             -------------       -------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
       Interest and prepayment premiums of  $1,162,777 in 1999
        and $2,255,077 in 1998, respectively                        8,682,792                57,196,596          42,044,923
   Principal collections on MBS including
    prepayment premiums of $135,630 in 1998                         1,117,892                 2,078,965          18,842,263
                                                                -------------            --------------       --------------

            Net cash provided by investing activities               9,800,684                59,275,561          60,887,186
                                                                -------------            --------------       --------------

Financing activities:
Quarterly distributions                                            (5,959,380)              (11,355,834)        (16,799,528)
   Special distributions                                          (14,802,066)              (51,587,401)        (56,716,830)
                                                                -------------            --------------       -------------

    Net cash used for financing activities                        (20,761,446)              (62,943,235)        (73,516,358)
                                                                -------------            --------------        ------------

Net increase (decrease) in cash and equivalents                    (7,967,473)                2,334,446            (293,743)

Cash and cash equivalents, beginning of year                       11,093,183                 8,758,737           9,052,480
                                                                -------------            --------------        ------------

Cash and cash equivalents, end of year                          $   3,125,710            $   11,093,183       $   8,758,737
                                                                =============            ==============       =============

 Non cash activities:
    Increase (decrease) in Fair Value of MBS                    $      87,582            $     (435,431)      $  (1,228,708)
                                                                =============            ==============       =============



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

    The Partnership commenced the public offering of Limited Partner interests on May 29, 1987 and completed its public offering having sold 14,655,412 Limited Partner interests for $292,176,381 net of purchase volume discounts of $931,859 as of May 27, 1988. In addition, Krupp Depository Corporation owns one hundred Limited Partner interests.

B. Significant Accounting Policies

    The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (Note G).

    Basis of Presentation

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

    The Federal Housing Administration ("FHA") insured mortgage is carried at amortized cost. The Partnership holds this loan at amortized cost since it is fully insured by the FHA.

   PIMs

    The Partnership accounts for the MBS portion of its PIMs in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ("GNMA") MBS at amortized cost.

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

    The Partnership amortized prepaid participation servicing fees using a method that approximated the effective interest method over a ten-year period beginning at final endorsement of the loan.

    Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

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

C. PIMs

    At December 31, 2000 and 1999, the Partnership had investments in two PIMs and three PIMs, respectively. The Partnership's PIMs consist of a GNMA MBS representing the securitized first mortgage loan on the underlying property and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

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

    Generally, the participation features consist of the following: (i) "Minimum Additional Interest" rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income Interest" is 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month and (iii) "Shared Appreciation Interest" is 25% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                 ---------------

C. PIMs, continued

    Income Interest from the operations of the property is limited to 50% of net revenue or Surplus Cash as defined by HUD.

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

    On March 30, 2000, the Partnership paid a special distribution of $.58 per Limited Partner interest from the prepayment proceeds received during February 2000 on the Greenhouse Apartments PIM in the amount of $8,428,984. The underlying property was foreclosed on by the first mortgage lender during January 1999. The Partnership continued to receive its full principal and basic interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation interest from this transaction.

    On January 11, 2000, the Partnership paid a special distribution of $.43 per Limited Partner interest from the Saratoga Apartments PIM prepayment proceeds received in December 1999 in the amount of $6,204,960. The underlying property value had not increased sufficiently enough to meet the criteria for the Partnership to earn any participation interest.

    In September 1999, the Partnership received Shared Appreciation Interest and accrued Minimum Additional and Shared Income Interest of $1,102,701 and $472,587, respectively in connection with the Le Coeur du Monde PIM. The Partnership also received $279,447 relating to repayment of interest rate rebates. The Partnership received the principal proceeds of $9,422,001 in October. The principal proceeds and Shared Appreciation Interest were distributed to the Limited Partners through a special distribution of $.72 per Limited Partner interest on November 22, 1999.

    On June 18, 1999, the Partnership made a special distribution of $.83 per Limited Partner interest with the proceeds of the Country Meadows PIM. The Partnership received principal of $12,015,224 and a prepayment premium of $60,076 from this prepayment.

    On February 26, 1999, the Partnership made a special distribution to the Limited Partners of $1.97 per Limited Partner Interest. This special distribution was the result of the prepayment of the Stanford Court, Hillside Court, Carlyle Court and Waterford Court Apartments PIMs. The Partnership received principal of $27,967,284 during January 1999, Shared Appreciation Interest and prepayment premiums of $860,052 and accrued Minimum Additional and Shared Income Interest of $432,877 during December 1998 from these prepayments.



                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                 ---------------
C. PIMs, continued

    On October 19, 1998, the Partnership received a prepayment on the Walden Village Apartments PIM of $6,990,486. Also, the Partnership received a prepayment premium of $165,599. On December 4, 1998, the Partnership made a special distribution to the investors of $.49 per Limited Partner interest.

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

    During the first quarter of 1998, the Partnership received prepayments of the Westbrook Manor, Fallwood and Greenbrier Apartment PIMs in the amounts of $4,841,446, $6,505,922 and $2,196,031, respectively. In addition to the prepayments, the Partnership received $416,810 of Shared Appreciation Interest and $632,002 of Minimum Additional Interest and Shared Income Interest. On March 27, 1998, the Partnership made a special distribution to the investors of $.94 per Limited Partner interest.

    At December 31, 2000 and 1999 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

    The Partnership's PIMs consisted of the following at December 31, 2000 and 1999:


                                                                                               Investment Basis at
                                                                                                  December 31,
                                                                                                --------------
                  Original         Interest         Maturity           Monthly
GNMA             Face Amount       Rates (a)         Dates (f)         Payment (g)           2000              1999
----           --------------    -------------   ----------------     --------------     ------------     --------------
Denrich
Apartments
Philadelphia,
 PA            $    3,500,000        8%               12/15/23         $      24,800     $  3,148,969     $    3,193,146
                                   (b)(d)
                                   (e)(h)

Richmond Park
Richmond
Heights, OH        16,000,000       7.50%              8/15/24               107,600       14,392,627         14,597,481
                                 (b)(d)(e)(i)


The Greenhouse
Omaha, NE           8,810,900       8.50%              2/15/30                64,500            -              8,433,761
               --------------    (c)(d)(e)                                              --------------    --------------
               $   28,310,900                                                           $   17,541,596    $   26,224,388
               ==============                                                           ==============    ==============
                                                                                                (j)            (j)


(a) Represents the permanent interest rate of the GNMA MBS. In addition, the Partnership receives participation interest consisting of (i) Minimum Additional Interest, (ii) Shared Income Interest and (iii) Shared Appreciation Interest.

(b) Minimum Additional Interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note.

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


C. PIMs, continued

(c) Minimum Additional Interest was at a rate of .75% per annum calculated on the unpaid principal balance of the first mortgage note.

(d) Shared Income Interest is based on 25% of monthly gross rental income over a specified base amount.

(e) Shared Appreciation Interest is based on 25% of any increase in the value of the project over the specified base value.

(f)  The  Partnership's   GNMA  MBS  have  call  provisions,   which  allow  the
     Partnership to accelerate their respective maturity date.

(g) The normal monthly payment consisting of principal and basic interest is payable monthly at level amounts over the term of the GNMA MBS. The GNMA MBS generally may not be prepaid during the first five years and may be prepaid subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium after year ten.

(h) On June 28, 1995, the Partnership entered into a temporary basic interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1, 1995, the basic interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then increased to 6.75% per annum for the following thirty-six month period and then will increase to the original rate of 8% per annum. The difference between basic interest at the original interest rate and the reduced rates will accumulate and be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation interest to the Partnership. Also under the agreement, the Base Value for calculating Shared Appreciation Interest decreased from $4,025,000 to $3,500,000.

(i)  The  Partnership  holds a 62%  interest  in this PIM  while  the  remaining
     portion  is  held  by  Krupp  Insured  Mortgage  Limited  Partnership,   an
     affiliate.

(j)  The aggregate cost of PIMs for federal income tax purposes is $17,541,596.

     A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2000 is as follows:


                                                         2000                   1999                    1998
                                                         ----                   ----                    ----

Balance at beginning of period                     $ 26,224,388           $   82,258,207         $ 122,048,053

Deductions during period:
   Prepayments and
    principal collections                            (8,682,792)             (56,033,819)           (39,789,846)
                                                   ------------           --------------         --------------

Balance at end of period                           $ 17,541,596           $   26,224,388         $   82,258,207
                                                   ============           ==============         ==============


The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in 2 states. The apartment complexes range in size from 91 to 736 units.


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

      On June 19, 1998, the Partnership received a prepayment of the Brookside insured mortgage in the amount of $4,605,549, representing the outstanding principal balance and a prepayment premium of $18,300. The Partnership made a special distribution of $.32 per Limited Partner interest on July 24, 1998.

      At December 31, 2000, the Partnership's MBS portfolio has an amortized cost of $9,407,384 and unrealized gains and losses of $233,123 and $40,460, respectively. At December 31, 2000, the Partnership's insured mortgage had an amortized cost of $11,647,599 and an unrealized gain of $203,833. At December 31, 1999, the Partnership's MBS portfolio had an amortized cost of $10,409,242 and unrealized gains and losses of $247,471 and $142,390, respectively. At December 31, 1999, the Partnership's insured mortgage had an amortized cost of $11,763,633 and an unrealized loss of $126,930. The portfolio has maturities ranging from 2007 to 2030.


                                                                                            Unrealized
                  Maturity Date                               Fair Value                    Gain/(Loss)
                  -------------                             -------------                   ----------
                  2001 - 2005                               $  -                         $    -
                  2006 - 2010                                  1,360,442                         83,183

                  2011 - 2030                                 20,091,037                        313,313
                                                            ------------                  -------------

                      Total                                 $ 21,451,479                  $     396,496
                                                            ============                  =============


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

      During 2000, 1999 and 1998 the Partnership made quarterly distributions totaling $.40, $.76 and $1.12 per Limited Partner interest, respectively. The Partnership made special distributions of $1.01, $3.52 and $3.87 per Limited Partner interest in 2000, 1999 and 1998, respectively.


                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


E. Partners' Equity, continued


   As of December 31, 2000, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:


                                                   Corporate                          Accumulated
                                                    Limited         General          Comprehensive
                          Unitholders                Partner        Partners             Income             Total
                        ----------------         ---------------  -------------       -------------    --------------

Capital
contributions           $  292,176,381           $      2,000     $     3,000         $     -          $  292,181,381

Syndication
costs                      (15,580,734)                   -           -                     -             (15,580,734)

Quarterly
distributions             (243,888,375)                (1,700)     (5,829,562)              -            (249,719,637)

Special
distributions             (167,804,464)                (1,145)        -                     -            (167,805,609)

Net income                 177,480,142                  1,239       5,489,114               -             182,970,495

Unrealized
gains on MBS                       -                      -           -                   192,663             192,663
                        --------------           ------------    ------------        ------------      --------------

Total at
December 31
2000                    $   42,382,950           $        394    $   (337,448)        $   192,663      $   42,238,559
                        ==============           ============    ============        ============      ==============


F. Related Party Transactions

   Under the terms of the Partnership Agreement, the General Partners or their affiliates are entitled to an asset management fee for the management of the Partnership's business, equal to .75% per annum of the value of the Partnership's actual and committed mortgage assets, payable quarterly. The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership's total invested assets provided the Unitholders have received their specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners for management services shall not exceed 10% of Distributable Cash Flow over the life of the Partnership. Additionally, the Partnership reimburses affiliates of the General Partners for certain costs incurred in connection with maintaining the books and records of the Partnership the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.




                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS



G.     Federal Income Taxes

       The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership's 2000 federal income tax return is as follows:



       Net income per statement of income                                                 $    2,770,378

       Less:  Book to tax difference for amortization of
                prepaid fees and expenses                                                       (505,771)
                                                                                          ---------------
       Net income for federal income tax purposes                                         $    2,264,607
                                                                                          ===============

       The allocation of the 2000 net income for federal income tax purposes is as follows:

                                                                                             Portfolio
                                                                                              Income

              Unitholders                                                                 $    2,196,654
              Corporate Limited Partner                                                               15
              General Partners                                                                    67,938
                                                                                          ---------------

                                                                                          $    2,264,607

       For the years ended December 31, 2000, 1999 and 1998 the average per unit net income to the Unitholders for federal income tax purposes was $.15, $.33 and $.68 respectively.

       The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $929,000 and $1,523,000 at December 31, 2000 and 1999, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same as its tax basis at December 31, 2000 and 1999, respectively.

H.     Fair Value Disclosures of Financial Instruments

       The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

       Cash and Cash Equivalents

       The carrying amount approximates fair value because of the short maturity of those instruments.

       MBS

       The Partnership estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains and losses of approximately $437,000 and $40,000 at December 31, 2000 and $247,000 and $269,000 at December 31, 1999.


                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


H.     Fair Value Disclosures of Financial Instruments, continued
       -----------------------------------------------

       PIMs

       As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains of approximately $46,000 at December 31, 2000 and gross unrealized gains of approximately $478,000 at December 31, 1999.


       At December 31, 2000 and 1999, the estimated fair values of the Partnership's financial instruments are as follows (amounts rounded to nearest thousand):


                                                                  2000                             1999
                                                                  ----                             ----
                                                           Fair           Carrying           Fair         Carrying
                                                           Value            Value           Value            Value
                                                        ---------         ---------       ---------        ----------

        Cash and cash equivalents                       $   3,126         $   3,126       $  11,093        $   11,093

        MBS and insured mortgages                          21,451            21,248          22,151            22,278

        PIMs                                               17,588            17,542          26,702            26,224
                                                        ---------         ---------       ---------        ----------
                                                        $  42,165         $  41,916       $  59,946        $   59,595
                                                        =========         =========       =========        ==========



          Unaudited Distributable Cash Flow and Net Cash Proceeds from
                              Capital Transactions


Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 2000 and the period from inception through December 31, 2000. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                                                  Year Ended      Through Inception
                                                                                   12/31/00           12/31/00
                                                                                   --------          ---------
                                                                        (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Income for tax purposes                                                            $   2,265         $  184,093
Items not requiring (not providing) the use of
 operating funds:
   Amortization of prepaid fees and expenses                                             628             16,634

   Acquisition expenses paid from offering
    proceeds charged to operations                                                     -                    690
   Shared Appreciation Income/prepayment premiums                                          1             (6,157)
   Gain on sale of MBS                                                                 -                   (377)
                                                                                   ---------         ----------
Total Distributable Cash Flow ("DCF")                                              $   2,894         $  194,883
                                                                                   =========         ==========

Limited Partners Share of DCF                                                      $   2,808         $  189,037
                                                                                   =========         ==========

Limited Partners Share of DCF per Unit                                             $     .19         $    12.90
                                                                                   =========         ==========

General Partners Share of DCF                                                      $      86         $    5,846
                                                                                   =========         ==========

Net Proceeds from Capital Transactions:
--------------------------------------
Principal collections on PIMs and PIM sale proceeds
 including Shared Appreciation Income/prepayment premiums                          $   8,683         $  174,260
Principal collections on MBS and MBS sale proceeds                                     1,118             93,527
Reinvestment of MBS and PIM principal collections
 and sale proceeds                                                                       -              (41,966)

Gain on sale of MBS                                                                      -                  377
                                                                                   ------------      ----------
Total Net Proceeds from Capital Transactions                                       $   9,801         $  226,198
                                                                                   =========         ==========

Cash available for distribution
(DCF plus proceeds from Capital Transactions)                                      $  12,695         $  421,081
                                                                                   =========         ===========

Distributions:
   Limited Partners                                                                $  14,362(a)      $  413,161(b)
                                                                                   =========         ==========

   Limited Partners Average per Unit                                               $     .98(a)      $    28.19(b)(c)
                                                                                   =========         ==========


   General Partners                                                                $      86(a)      $    5,846(b)
                                                                                   =========         ==========

           Total Distributions                                                     $  14,448         $  419,007
                                                                                   =========         ==========

(a) Represents all distributions paid in 2000 except the January 2000 special distribution and the February 2000 quarterly distribution and includes an estimate of the quarterly distribution to be paid in February 2001.
(b) Includes an estimate of the quarterly distribution to be paid in February 2001.
(c) Limited Partners average per Unit return of capital as of February 2001 is $15.29 [$28.19 - $12.90] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.