Form 10-Q
period 2001-03-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2001-05-15
CIK 805297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number            0-16817

Krupp Insured Plus II Limited Partnership

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2955007
(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts
(Address of principal executive offices)

02108
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

                                 BALANCE SHEETS

                                     ASSETS

                                                                         March 31,              December 31,
                                                                           2001                     2000
                                                                       -------------           --------------

   Participating Insured Mortgages ("PIMs")                            $  17,476,238           $   17,541,596
      (Note 2)
   Mortgage-Backed Securities and insured
      mortgage ("MBS") (Note 3)                                           21,091,609               21,247,646
                                                                       -------------           --------------

      Total mortgage investments                                          38,567,847               38,789,242

   Cash and cash equivalents                                               2,654,695                3,125,710
   Interest receivable and other assets                                      268,633                  275,591
   Prepaid acquisition fees and expenses, net
       of accumulated amortization of $755,540
       and $733,572, respectively                                             43,937                   65,905
                                                                      --------------           --------------

      Total assets                                                    $   41,535,112           $   42,256,448
                                                                      ==============           ==============

                                            LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                                        $        5,552           $       17,889
                                                                      --------------           --------------

   Partners' equity (deficit) (Note 4):

     Limited Partners
      (14,655,512 Limited Partner
         interests outstanding)                                           41,549,710               42,383,344

     General Partners                                                       (342,533)                (337,448)

     Accumulated comprehensive income                                        322,383                  192,663
                                                                      --------------           --------------

      Total Partners' equity                                              41,529,560               42,238,559
                                                                      --------------           --------------

      Total liabilities and partners' equity                         $   41,535,112            $   42,256,448
                                                                     ==============            ==============

                   The accompanying notes are an integral part
                           of the financial statements

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                      ----------------------------------
                                                                          2001                   2000
                                                                      -------------          -----------

Revenues:
   Interest income - PIMs:
      Basic interest                                                  $   336,607            $   386,555
   Interest income - MBS                                                  409,867                428,160
   Other interest income                                                   44,457                136,526
                                                                      -----------            -----------

      Total revenues                                                      790,931                951,241
                                                                      -----------            -----------

Expenses:
   Asset management fee to an affiliate                                    71,089                 79,642
   Expense reimbursements to affiliates                                    25,476                 27,127
   Amortization of prepaid fees and expenses                               21,968                 56,370
   General and administrative                                              20,939                 13,408
                                                                      -----------            -----------

      Total expenses                                                      139,472                176,547
                                                                      -----------            ------------

Net income                                                                651,459                774,694

Other comprehensive income:

   Net change in unrealized gain on MBS                                   129,720                (33,144)
                                                                      -----------            -----------

Total comprehensive income                                            $   781,179            $   741,550
                                                                      ===========            ===========

Allocation of net income (Note 4):

   Limited Partners                                                   $   631,915            $   751,453
                                                                      ===========            ===========

   Average net income per Limited Partner
      interest (14,655,512 Limited Partner
      interests outstanding)                                          $       .04            $       .05
                                                                      ===========            ===========

   General Partners                                                   $    19,544            $     23,241
                                                                      ===========            ============

                     The accompanying notes are an integral
                        part of the financial statements

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                   ----------------------------------
                                                                                        2001                 2000
                                                                                   -------------         ------------

Operating activities:
  Net income                                                                       $     651,459         $    774,694
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Amortization of prepaid fees and expenses                                              21,968               56,370
   Changes in assets and liabilities:
      Decrease in interest receivable and other assets                                     6,958              100,650
      Decrease in liabilities                                                            (12,337)              (6,587)
                                                                                   -------------         ------------

   Net cash provided by operating activities                                             668,048              925,127
                                                                                   -------------         ------------

 Investing activities:
   Principal collections on PIMs                                                          65,358            8,494,207
   Principal collections on MBS                                                          285,757              297,609                                                    -------------  ---------

   Net cash provided by investing activities                                             351,115            8,791,816
                                                                                   -------------         ------------

 Financing activities:
   Quarterly distributions                                                            (1,490,178)          (1,500,577)
   Special distributions                                                                  -               (14,802,066)
                                                                                   -------------         ------------                                                                                                             ---------
   Net cash used for financing activities                                             (1,490,178)         (16,302,643)
                                                                                   -------------         ------------

   Net decrease in cash and cash equivalents                                            (471,015)          (6,585,700)

   Cash and cash equivalents, beginning of period                                      3,125,710           11,093,183
                                                                                   -------------         ------------
   Cash and cash equivalents, end of period                                        $   2,654,695         $  4,507,483
                                                                                   =============         ============
   Non cash activities:
      Increase (decrease) in Fair Value of MBS                                     $     129,720         $   (33,144)
                                                                                   =============         ============

                     The accompanying notes are an integral
                        part of the financial statements

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership, (collectively the “General Partners”) of Krupp Insured Plus-II Limited Partnership (the “Partnership”), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership’s Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs

At March 31, 2001, the Partnership’s two remaining PIMs have a fair market value of $17,891,712 and gross unrealized gains of $415,474. The Partnership’s PIMs have maturities ranging from 2023 to 2024.

3. MBS

At March 31, 2001, the Partnership’s MBS portfolio has an amortized cost of $9,152,040 and unrealized gains and losses of $322,841 and $458, respectively. At March 31, 2001, the Partnership’s insured mortgage has an amortized cost of $11,617,186. The portfolio has maturities ranging from 2007 to 2030.

4. Changes in Partners' Equity

A summary of changes in Partners’ Equity for the three months ended
 March 31, 2001 is as follows:

                                                                                   Accumulated          Total
                                                  Limited           General       Comprehensive        Partners'
                                                 Partners          Partners          Income             Equity
                                             --------------      ------------      -----------      ---------------

   Balance at December 31, 2000              $   42,383,344      $  (337,448)      $   192,663       $  42,238,559

   Net income                                       631,915           19,544            -                  651,459

   Quarterly distributions                       (1,465,549)         (24,629)           -               (1,490,178)

   Change in unrealized gain on MBS                  -                  -             129,720              129,720
                                             --------------      -----------       ----------       --------------
   Balance at March 31, 2001                 $   41,549,710      $  (342,533)      $  322,383       $  41,529,560
                                             ==============      ===========       ==========       ==============

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the quarterly distributions paid to investors of approximately $1.5 million. Funds for investor distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. At this time the General Partners have determined that the Partnership can maintain its current distribution rate of $.10 per Limited Partner interest per quarter through the August distribution. The General Partners will analyze the Partnership's projected cash flows to determine the appropriate distribution rate thereafter.

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

The Partnership's only remaining PIM investments are the GNMA securities backed by the first mortgage loans on the Denrich and Richmond Park Apartments. Presently, the General Partners do not expect either of these properties to pay the Partnership any participation interest or to be sold or refinanced during 2001. However, if favorable market conditions provide the borrowers an opportunity to sell their properties, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Both properties are thirty years old, and as they have aged, rental rate increases have not kept pace with the increasing costs of maintenance, repairs and replacements. Denrich Apartments does not compete successfully in the Philadelphia neighborhood where it is located. Occupancy, which generally fluctuates in the mid 80% range, is adversely affected by cash constraints that have lead to extensive deferred maintenance. Denrich Apartments operated under a long term workout agreement with the Partnership that expired at the end of 2000. The General Partners anticipate the workout will be renegotiated and extended under similar terms during 2001.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three months ended March 31, 2001 and 2000.

Net income decreased during the three months ended March 31, 2001 as compared to the same period ending March 31, 2000. This decrease was due primarily to lower basic interest on PIMs and other interest income. This was partially offset by a decrease in amortization expense. The reduction in basic interest on PIMs is primarily due to the payoff of the Greenhouse Apartments PIM in February 2000. Other interest income decreased due to significantly lower average cash balances available for short-term investing in the three month period ended March 31, 2001 versus the same period last year. Amortization expense was greater during the first quarter of 2000 due to the full amortization of the remaining prepaid fees and expenses of the Greenhouse Apartments PIM.

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

At March 31, 2001 the Partnership includes in cash and cash equivalents approximately $2.4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2001, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                           Krupp Insured Plus-II Limited Partnership
                                          (Registrant)

                           BY:
                           -----------------------------------------------
                           Robert A. Barrows
                           Treasurer and Chief Accounting Officer
                           of Krupp Plus Corporation, a General Partner.

Date:  April 27, 2001

Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement
(on a GAAP basis), and the source of cash distributions for the quarter ended
March 31, 2001 and the period from inception through March 31, 2001. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                                 Quarter Ended    Inception Through
                                                                                   3/31/01            3/31/01
                                                                                   -------           --------
                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP basis                                                         $     651         $ 183,622
Items not requiring (not providing) the use of
 operating funds:
   Amortization of prepaid fees and expenses                                              22            17,778
   Acquisition expenses paid from offering
    proceeds charged to operations                                                     -                   690
   Shared Appreciation Income/prepayment premiums                                      -                (6,157)
   Gain on sale of MBS                                                                 -                  (377)
                                                                                   ---------         ---------
Total Distributable Cash Flow ("DCF")                                              $     673         $ 195,556
                                                                                   =========         =========

Limited Partners Share of DCF                                                      $     652         $ 189,689
                                                                                   =========         =========

Limited Partners Share of DCF per Unit                                             $     .04         $   12.94
                                                                                   =========         =========

General Partners Share of DCF                                                      $      21         $   5,867
                                                                                   =========         =========

Net Proceeds from Capital Transactions:
--------------------------------------
Principal collections on PIMs and PIM sale proceeds
 including Shared Appreciation Income/prepayment premiums                          $      65         $ 174,325
Principal collections on MBS and MBS sale proceeds                                       286            93,813
Reinvestment of MBS and PIM principal collections
 and sale proceeds                                                                       -             (41,966)
Gain on sale of MBS                                                                      -                 377
                                                                                   ---------         ---------
Total Net Proceeds from Capital Transactions                                       $     351         $ 226,549
                                                                                   =========         =========

Cash available for distribution
(DCF plus proceeds from Capital Transactions)                                      $   1,024         $ 422,105
                                                                                   =========         =========

Distributions:
   Limited Partners                                                                $   1,466(a)      $ 414,627(b)
                                                                                   =========         =========

   Limited Partners Average per Unit                                               $     .10(a)      $   28.29(b)(c)
                                                                                   =========         =========

   General Partners                                                                $      21(a)      $   5,867(b)
                                                                                   =========         =========

           Total Distributions                                                     $   1,487         $ 420,494
                                                                                   =========         =========

(a)    Represents all distributions paid in 2001 except February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in May 2001.
(b)    Includes an estimate of the quarterly distribution to be paid in May 2001.
(c)    Limited Partners average per Unit return of capital as of May 2001 is
       $15.35 [$28.29 - $12.94] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.