Form 10-Q
period 2001-06-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2001-08-10
CIK 805297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                                   BALANCE SHEETS

                                                       ASSETS
                                                                        June 30,          December 31,
                                                                          2001                2000
                                                                  -------------------   ------------------

Participating Insured Mortgages ("PIMs")                          $         3,125,480   $       17,541,596
   (Note 2)
Mortgage-Backed Securities and
 insured mortgage ("MBS") (Note 3)                                         30,827,692           21,247,646
                                                                  -------------------   ------------------

   Total mortgage investments                                              33,953,172           38,789,242

Cash and cash equivalents                                                   6,655,609            3,125,710
Interest receivable and other assets                                          242,839              275,591
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $551,175
 and $733,572, respectively                                                    17,972               65,905
                                                                  -------------------   ------------------

   Total assets                                                   $        40,869,592  $        42,256,448
                                                                  ===================  ===================

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                       $            36,737  $            17,889
                                                                  -------------------  -------------------

Partners' equity (deficit) (Note 4):

  Limited Partners                                                         40,602,803           42,383,344
   (14,655,512 Limited Partner
      interests outstanding)

  General Partners                                                           (338,996)            (337,448)

  Accumulated comprehensive income                                            569,048              192,663
                                                                  -------------------  -------------------

    Total Partners' equity                                                 40,832,855           42,238,559
                                                                  -------------------  -------------------

   Total liabilities and Partners' equity                         $        40,869,592  $        42,256,448
                                                                  ===================  ===================

                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   For the Three Months                  For the Six Months
                                                       Ended June 30,                       Ended June 30,
                                             --------------------------------      --------------------------------
                                                   2001             2000               2001              2000
                                             ----------------   -------------      --------------   ---------------
Revenues:
 Interest income - PIMs:
    Basic interest                           $        152,093   $     325,722      $      488,700   $       712,277
    Participation interest                             30,769           -                  30,769             -
 Interest income - MBS                                466,875         427,961             876,742           856,121
 Other interest income                                 48,349          68,376              92,806           204,902
                                             ----------------   -------------     ---------------   ---------------

      Total revenues                                  698,086         822,059           1,489,017         1,773,300
                                             ----------------  --------------     ---------------   ---------------

Expenses:
  Asset management fee to an affiliate                 65,651          73,551             136,740           153,193
  Expense reimbursements to affiliates                 31,230          32,694              56,706            59,821
  Amortization of prepaid fees and expenses            25,965          21,968              47,933            78,338
  General and administrative                           40,554          96,489              61,493           109,897
                                             ----------------  --------------     ---------------   ---------------

      Total expenses                                   163,400        224,702             302,872           401,249
                                             ----------------- --------------     ---------------   ---------------

Net income                                            534,686         597,357           1,186,145         1,372,051

Other comprehensive income:

  Net change in unrealized gain
    on MBS                                            246,665         (13,188)            376,385           (46,332)
                                             ----------------  --------------     ---------------   ---------------

Total comprehensive income                   $        781,351  $      584,169     $     1,562,530   $     1,325,719
                                             ================  ==============     ===============   ===============

Allocation of net income (Note 4):
   Limited Partners                          $        518,646  $      579,436     $     1,150,561   $     1,330,889
                                             ================  ==============     ===============   ===============

   Average net income per
   Limited Partner interest
   (14,655,512 Limited Partner
   interests outstanding)                    $            .04  $          .04     $           .08   $           .09
                                             ================  ==============     ===============   ===============

   General Partners                          $         16,040  $       17,921     $        35,584   $        41,162
                                             ================  ==============     ===============   ===============

                   The accompanying notes are an integral part
                          of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                For the Six Months
                                                                                   Ended June 30,
                                                                       ------------------------------------
                                                                                2001              2000
                                                                       ------------------------------------
Operating activities:
  Net income                                                           $      1,186,145  $        1,372,051
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of prepaid fees and expenses                                   47,933              78,338
     Premium amortization                                                        38,286              -
     Changes in assets and liabilities:
        Decrease in interest receivable and
         other assets                                                            32,752             180,548
        Increase (decrease) in liabilities                                       18,848             (10,174)
                                                                       ----------------  ------------------

          Net cash provided by operating activities                           1,323,964           1,620,763
                                                                       ----------------  ------------------

Investing activities:
  Principal collections on PIMs                                                  95,367           8,555,845
  Principal collections on MBS                                                5,078,802             594,456
                                                                       ----------------  ------------------

          Net cash provided by investing activities                           5,174,169           9,150,301
                                                                       ----------------  ------------------

Financing activities:
  Special distributions                                                         -               (14,802,066)
  Quarterly distributions                                                    (2,968,234)         (2,991,059)
                                                                       ----------------  ------------------

          Net cash used for financing activities                             (2,968,234)        (17,793,125)
                                                                       ----------------  ------------------

Net increase (decrease) in cash and cash equivalents                          3,529,899          (7,022,061)

Cash and cash equivalents, beginning of period                                3,125,710          11,093,183
                                                                       ----------------  ------------------

Cash and cash equivalents, end of period                               $      6,655,609  $        4,071,122
                                                                       ================  ==================

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIM to a MBS                     $     14,320,749  $           -
                                                                       ================  ==================
Non cash activities:
  Increase (decrease) in Fair Value of MBS                             $        376,385  $          (46,332)
                                                                       ================  ==================

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

In the opinion of the  General  Partners of the  Partnership,  the  accompanying unaudited  financial  statements  reflect all  adjustments  (consisting  of only normal  recurring  accruals)  necessary  to  present  fairly  the  Partnership's financial  position as of June 30, 2001, the results of operations for the three and six  months  ended  June 30,  2001 and 2000 and its cash  flows  for the six months ended June 30, 2001 and 2000.

The results of  operations  for the three and six months ended June 30, 2001 are not  necessarily  indicative  of the results  which may be expected for the full year.  See  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operations included in this report.

2.       PIMs

During May 2001,  the  Partnership  received  $30,769 from the  borrowers of the
Richmond Park PIM as a settlement to release the loan's participation  features.
The property has never generated  sufficient cash flow to pay any  participation from property operations nor does it have sufficient value to meet the threshold to pay any  participation  based on value if the property is sold or refinanced.
The borrowers  asked for a release of the  participation  features while keeping the insured first mortgage in place until the property turns around. The General
Partners  agreed to this request in return for the settlement  because there was no  expectation  that the  Partnership  would be entitled  to any  participation proceeds now or in the future in the property's current  condition.  The insured first mortgage loan on Richmond Park was  reclassified  from a PIM to a MBS, and the  Partnership  will continue to receive the scheduled  principal and interest payments on the first mortgage until the property is refinanced or sold.

At June 30, 2001,  the  Partnership's  remaining  PIM has a fair market value of
$3,241,716  and a gross  unrealized  gain of  $116,236.  The  Partnership's  PIM matures in 2023.

3.       MBS

During May 2001, the Partnership received a payoff of the Orchard Landing MBS in the  amount  of  $4,440,315.  On July 18,  2001 the  Partnership  paid a special distribution of $.31 per Limited Partner interest from the principal proceeds.

At June 30, 2001,  the  Partnership's  MBS  portfolio  has an amortized  cost of
$18,672,454 and unrealized gains and losses of $569,402 and $354,  respectively.
At June 30, 2001, the  Partnership's  insured  mortgage has an amortized cost of
$11,586,190. The portfolio has maturities ranging from 2007 to 2028.

4.       Changes in Partners' Equity

         A summary of changes in Partners' Equity for the six months ended
         June 30, 2001 is as follows:

                                                                         Accumulated         Total
                                        Limited           General       Comprehensive       Partners'
                                        Partners         Partners           Income           Equity
                                    --------------    --------------    -------------     -------------

Balance at December 31, 2000        $  42,383,344     $    (337,448)    $     192,663     $  42,238,559

Net income                              1,150,561            35,584             -             1,186,145

Quarterly distributions                (2,931,102)          (37,132)            -            (2,968,234)

Change in unrealized gain
 on MBS                                   -                   -               376,385           376,385
                                    -------------     -------------     -------------     -------------

Balance at June 30, 2001            $  40,602,803     $    (338,996)    $     569,048     $  40,832,855
                                    =============     =============     =============     =============

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the quarterly distributions paid to investors of approximately $1.5 million. Funds for investor distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the General Partners believe that the Partnership will need to adjust the current distribution rate beginning with the November 2001 distribution. The General Partners will determine the new rate during the third quarter of 2001.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's PIM investment also may provide participation interest if the underlying property operates successfully. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the property is sold or refinanced. However, this participation is neither guaranteed nor insured, and it is dependent upon whether property operations or its terminal value meet certain criteria.

During May 2001, the Partnership received a payoff of the Orchard Landing MBS in the amount of $4,440,315. On July 18, 2001 the Partnership paid a special distribution of $.31 per Limited Partner interest from the principal proceeds.

Also during May 2001, the Partnership received $30,769 from the borrowers of the Richmond Park PIM as a settlement to release the loan's participation features. The property has never generated sufficient cash flow to pay any participation from property operations nor does it have sufficient value to meet the threshold to pay any participation based on value if the property is sold or refinanced. In the property's present condition, there is little likelihood that its status will improve. Vacancy levels have begun to increase, and rental rate increases have been difficult to achieve. Consequently, all of the cash flow generated by the property has gone back into operations. While the borrower has assured that the insured first mortgage debt has been serviced, no major capital improvements have been undertaken that would enhance the property's leasing efforts. Furthermore, routine maintenance and repairs were beginning to be prioritized according to need and available cash. The condition of the property and its inability to generate sufficient cash flow has seriously impaired the ability of the borrower to either sell the property or refinance it without taking a loss. Their business plan is to make a significant investment in the property to correct deferred maintenance and functional obsolescence and to market it for leasing in order to reposition the property for a successful sale or refinance. They were unwilling to make the large investment necessary while the property was encumbered with the PIM's participation features. The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until the property turns around. The General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds now or in the future in the property's current condition. The insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS, and the Partnership will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

The Partnership's only remaining PIM investment is the GNMA security backed by the first mortgage loan on Denrich Apartments. Presently, the borrower is working on refinancing the underlying first mortgage as there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. The property is thirty years old, and as it has aged. Rental rate increases have not kept pace with the increasing costs of maintenance, repairs and replacements. Denrich Apartments does not compete successfully in the Philadelphia neighborhood where it is located. Occupancy, which generally fluctuates in the mid 80% range, is adversely affected by cash constraints that have led to extensive deferred maintenance. Denrich Apartments operated under a long-term workout agreement with the Partnership that expired at the end of 2000. The General Partners do not expect the Partnership to receive participation interest from Denrich Apartments. The General Partners expect the refinancing to occur before the end of the third quarter which would result in a payoff of the Denrich PIM to the Partnership.

Results of Operations

Net income decreased during the three months ended June 30, 2001 as compared to the same period ending June 30, 2000. This decrease was primarily due to lower basic interest on PIMs. This was partially offset by an increase in MBS interest income and a decrease in general and administrative expenses. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to an MBS in May 2001 due to the payoff of the participation feature. MBS interest increased due to the reclassification, but this increase was partly offset by the payoff of the Orchard Landing MBS in May 2001. General and administrative expenses decreased during the second quarter of 2001 due to lower processing costs.

Net income decreased during the six months ended June 30, 2001 as compared to the same period ending June 30, 2000. This decrease was primarily due to lower basic interest on PIMs and other interest income. This was partially offset by an increase in MBS interest income, a decrease in general and administrative expenses and a decrease in amortization expense. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to an MBS in May 2001. Basic interest on PIMs also decreased due to the payoff of the Greenhouse Apartments PIM in February 2000. MBS interest increased due to the reclassification, but this increase was partly offset by the payoff of the Orchard Landing MBS in May 2001. Other interest income decreased due to significantly lower average cash balances available for short-term investing in the six month period ended June 30, 2001 versus the same period last year. General and administrative expenses were greater during the first six months of 2000 due to higher processing costs. Amortization expense was lower during the first six months of 2001 due to the full amortization of the remaining prepaid fees and expenses of the Greenhouse Apartments PIM during the first six months of 2000.

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

At June 30, 2001 the Partnership included in cash and cash equivalents approximately $5.4 million held in a money market fund which invests in securities which are primarily direct obligations of the U.S. Government or securities issued by agencies and instrumentalities of the U.S. Government which may be guaranteed, supported or backed by the credit of the U.S. Government or agencies thereof.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2001, the Partnership's PIM and MBS comprised the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For its remaining PIM, the Partnership continues to monitor the borrower's intention to refinance the underlying first mortgage.

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

                    Krupp Insured Plus-II Limited Partnership
                    -----------------------------------------
                                  (Registrant)

                    BY: / s /Robert A. Barrows
                    ------------------------------------------------------------
                    Robert A. Barrows
                    Treasurer and Chief Accounting Officer of
                    Krupp Plus Corporation, a General Partner.

Date: August 3, 2001

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement
(on a GAAP basis), and the source of cash distributions for the quarter ended
June 30, 2001 and the period from inception through June 30, 2001. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                 Six Months
                                                                                   Ended          Inception Through
                                                                                   6/30/01            6/30/01
                                                                                   -------           --------
                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP basis                                                         $   1,186         $   184,157
Items not requiring (not providing) the use of
 operating funds:
   Amortization of prepaid fees and expenses                                              48              17,804
   Acquisition expenses paid from offering
    proceeds charged to operations                                                     -                     690
   Shared Appreciation Income/prepayment premiums                                      -                  (6,157)
   Premium amortization                                                                   38                  38
   Gain on sale of MBS                                                                 -                    (377)
                                                                                   ---------         -----------
Total Distributable Cash Flow ("DCF")                                              $   1,272         $   196,155
                                                                                   =========         ===========

Limited Partners Share of DCF                                                      $   1,234         $   190,271
                                                                                   =========         ===========

Limited Partners Share of DCF per Unit                                             $     .08         $     12.98
                                                                                   =========         ===========

General Partners Share of DCF                                                      $      38         $     5,884
                                                                                   =========         ===========

Net Proceeds from Capital Transactions:
--------------------------------------
Principal collections on PIMs and PIM sale proceeds
 including Shared Appreciation Income/prepayment premiums                          $      95         $   174,355
Principal collections on MBS and MBS sale proceeds                                     5,079              98,606
Reinvestment of MBS and PIM principal collections
 and sale proceeds                                                                     -                 (41,966)
Gain on sale of MBS                                                                    -                     377
                                                                                   ---------         -----------
Total Net Proceeds from Capital Transactions                                       $   5,174         $   231,372
                                                                                   =========         ===========

Cash available for distribution
(DCF plus proceeds from Capital Transactions)                                      $   6,446         $   427,527
                                                                                   =========         ===========

Distributions:
   Limited Partners                                                                $   7,475(a)      $   420,636(b)
                                                                                   =========         ===========

   Limited Partners Average per Unit                                               $     .51(a)      $     28.70(b)(c)
                                                                                   =========         ===========

   General Partners                                                                $      38(a)      $     5,884(b)
                                                                                   =========         ===========

           Total Distributions                                                     $   7,513         $   426,520
                                                                                   =========         ===========

(a)    Represents all distributions paid in 2001 except February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in August 2001. Also includes the special distribution of $.31 per
        Limited Partner interest paid on July 18, 2001 as a result of the Orchard
        Landing payoff.
(b)    Includes an estimate of the quarterly distribution to be paid in August
        2001 and the special distribution of $.31 per Limited Partner interest paid on July 18, 2001 as a result of the Orchard Landing payoff.
(c)    Limited Partners average per Unit return of capital as of August 2001 is $15.72 [$28.70 - $12.98]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.