Form 10-Q
period 2001-09-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2001-11-13
CIK 805297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                                   BALANCE SHEETS

                                                       ASSETS
                                                                     September 30,          December 31,
                                                                         2001                  2000
                                                                  -------------------   ------------------

Participating Insured Mortgages ("PIMs") (Note 2)                 $         3,113,368   $       17,541,596
Mortgage-Backed Securities and
 insured mortgage ("MBS") (Note 3)                                         30,768,314           21,247,646
                                                                  -------------------   ------------------

   Total mortgage investments                                              33,881,682           38,789,242

Cash and cash equivalents                                                   1,639,071            3,125,710
Interest receivable and other assets                                          225,164              275,591
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $733,572                                      -                     65,905
                                                                  -------------------  -------------------

   Total assets                                                   $        35,745,917  $        42,256,448
                                                                  ===================  ===================

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                       $           154,112  $            17,889
                                                                  -------------------  -------------------

Partners' equity (deficit) (Note 4):

  Limited Partners                                                         35,046,200           42,383,344
   (14,655,512 Limited Partner
      interests outstanding)

  General Partners                                                           (342,978)            (337,448)

  Accumulated comprehensive income                                            888,583              192,663
                                                                  -------------------  -------------------

   Total Partners' equity                                                  35,591,805           42,238,559
                                                                  -------------------  -------------------

   Total liabilities and Partners' equity                         $        35,745,917  $        42,256,448
                                                                  ===================  ===================

                                       The accompanying notes are an integral
                                          part of the financial statements.

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                     For the Three Months                For the Nine Months
                                                      Ended September 30,                Ended September 30,
                                             --------------------------------    ----------------------------------
                                                   2001             2000               2001              2000
                                             ----------------   -------------    ----------------   ---------------
Revenues:
 Interest income - PIMs:
    Basic interest                           $         62,349   $     324,571     $       551,049   $     1,036,848
    Participation interest                              -               -                  30,769            -
 Interest income - MBS                                576,176         417,212           1,452,918         1,273,333
 Other interest income                                 23,899          64,170             116,705           269,072
                                             ----------------   -------------     ---------------   ---------------

      Total revenues                                  662,424         805,953           2,151,441         2,579,253
                                             ----------------  --------------     ---------------   ---------------
Expenses:
  Asset management fee to an affiliate                 62,792          73,702             199,532           226,895
  Expense reimbursements to affiliates                 31,230          32,694              87,936            92,515
  Amortization of prepaid fees
   and expenses                                        17,972          21,968              65,905           100,306
  General and administrative                           84,288          78,249             145,781           188,146
                                             ----------------  --------------     ---------------   ---------------

      Total expenses                                  196,282         206,613             499,154           607,862
                                             ----------------  --------------     ---------------   ---------------

Net income                                            466,142         599,340           1,652,287         1,971,391

Other comprehensive income:

  Net change in unrealized gain on MBS                319,535          29,729             695,920           (16,603)
                                             ----------------  --------------     ---------------   ---------------

Total comprehensive income                   $        785,677  $      629,069     $     2,348,207   $     1,954,788
                                             ================  ==============     ===============   ===============

Allocation of net income (Note 4):
   Limited Partners                          $        452,157  $      581,360     $     1,602,718   $     1,912,249
                                             ================  ==============     ===============   ===============

   Average net income per
   Limited Partner interest
   (14,655,512 Limited Partner
   interests outstanding)                    $            .03  $          .04     $           .11   $           .13
                                             ================  ==============     ===============   ===============

   General Partners                          $         13,985  $       17,980     $        49,569   $        59,142
                                             ================  ==============     ===============   ===============

                                   The accompanying notes are an integral
                                       part of the financial statements.

                                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                                    STATEMENTS OF CASH FLOWS

                                                                              For the Nine Months
                                                                               Ended September 30,
                                                                       ------------------------------------
                                                                               2001              2000
                                                                       ------------------------------------
Operating activities:
  Net income                                                           $      1,652,287  $        1,971,391
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of prepaid fees and expenses                                   65,905             100,306
     Premium Amortization                                                        29,746               -
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets                         50,427             184,515
        Increase (decrease) in liabilities                                      136,223              (5,287)
                                                                       ----------------  ------------------

          Net cash provided by operating activities                           1,934,588           2,250,925
                                                                       ----------------  ------------------

Investing activities:
  Principal collections on PIMs                                                 107,479           8,618,699
  Principal collections on MBS                                                5,466,255             894,812
                                                                       ----------------  ------------------

          Net cash provided by investing activities                           5,573,734           9,513,511
                                                                       ----------------  ------------------

Financing activities:
  Special distributions                                                      (4,543,209)        (14,802,066)
  Quarterly distributions                                                    (4,451,752)         (4,475,191)
                                                                       ----------------  ------------------

          Net cash used for financing activities                             (8,994,961)        (19,277,257)
                                                                       ----------------  ------------------

Net decrease in cash and cash equivalents                                    (1,486,639)         (7,512,821)

Cash and cash equivalents, beginning of period                                3,125,710          11,093,183
                                                                       ----------------  ------------------

Cash and cash equivalents, end of period                               $      1,639,071  $        3,580,362
                                                                       ================  ==================

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIM to a MBS                     $     14,320,749  $           -
                                                                       ================  ==================

Non cash activities:
  Increase (decrease) in Fair Value of MBS                             $        695,920  $          (16,603)
                                                                       ================  ==================

                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   Accounting Policies
     -------------------

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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments  (consisting of only normal recurring  accruals)  necessary to present fairly the  Partnership's financial  position as of September 30, 2001, its results of operations for the three and nine months  ended  September  30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

     The results of operations for the three and nine months ended September 30,
     2001 are not  necessarily  indicative  of the results which may be expected for the full year.  See  Management's  Discussion and Analysis of Financial
     Condition and Results of Operations included in this report.

2.   PIMs
     ----

     During May 2001, the Partnership received $30,769 from the borrowers of the
     Richmond  Park PIM as a  settlement  to release  the  loan's  participation features.  The property  never  generated  sufficient  cash flow to pay any participation from property  operations nor did it have sufficient value to meet the threshold to pay any participation  based on value if the property was  sold  or  refinanced.  The  borrowers  asked  for  a  release  of  the participation  features  while keeping the insured first  mortgage in place until the  property  turns  around.  The  General  Partners  agreed to this request in return for the settlement  because there was no expectation that the Partnership would be entitled to any  participation  proceeds now or in the future in the property's current condition.  The insured first mortgage loan  on  Richmond  Park  was  reclassified  from a PIM to a MBS,  and  the
     Partnership  will continue to receive the scheduled  principal and interest payments on the first mortgage until the property is refinanced or sold.

     At September 30, 2001,  the  Partnership's  remaining PIM had a fair market
     value  of  $3,265,145  and  gross   unrealized   gains  of  $151,777.   The
     Partnership's PIM matures in 2023.

3.   MBS
     ---

     During May 2001, the  Partnership  received a payoff of the Orchard Landing
     MBS in the amount of $4,440,315.  On July 18, 2001 the  Partnership  paid a special  distribution  of  $.31  per  Limited  Partner  interest  from  the principal proceeds.

     At September  30, 2001,  the  Partnership's  MBS portfolio had an amortized cost of $18,325,132 and gross  unrealized  gains of $888,583.  At September
     30, 2001,  the  Partnership's  insured  mortgage  had an amortized  cost of
     $11,554,599.  The  Partnership's  MBS had  maturities  ranging from 2007 to
     2028.

                                                      Continued

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            NOTES TO FINANCIAL STATEMENTS

4.      Changes in Partners' Equity
        ---------------------------

        A summary of changes in Partners' Equity for the nine months ended September 30, 2001 is as follows:

                                                                                    Accumulated         Total
                                                    Limited          General       Comprehensive       Partners'
                                                   Partners         Partners           Income           Equity
                                                 ------------      -----------       ----------      --------------
Balance at December 31, 2000                     $ 42,383,344      $  (337,448)      $  192,663      $   42,238,559

Net income                                          1,602,718           49,569            -               1,652,287

Quarterly distributions                            (4,396,653)         (55,099)           -              (4,451,752)

Special distribution                               (4,543,209)          -                 -              (4,543,209)

Change in unrealized gain on MBS                       -                -                695,920            695,920
                                                -------------      -----------       -----------     --------------

Balance at September 30, 2001                   $  35,046,200      $  (342,978)      $   888,583     $   35,591,805
                                                =============      ===========       ===========     ==============

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

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the quarterly distributions paid to investors of approximately $1.5 million. Funds for investor distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the General Partners believe that the Partnership will need to adjust the current distribution rate beginning with the February 2002 distribution. The General Partners will determine the new rate during the fourth quarter of 2001.

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

Also during May 2001, the Partnership received $30,769 from the borrowers of the Richmond Park PIM as a settlement to release the loan's participation features. The property never generated sufficient cash flow to pay any participation from property operations nor did it have sufficient value to meet the threshold to pay any participation based on value if the property was sold or refinanced. In the property's present condition, there is little likelihood that its status will improve. Vacancy levels have begun to increase, and rental rate increases have been difficult to achieve. Consequently, all of the cash flow generated by the property has gone back into operations. While the borrower has assured that the insured first mortgage debt has been serviced, no major capital improvements have been undertaken that would enhance the property's leasing efforts. Furthermore, routine maintenance and repairs were beginning to be prioritized according to need and available cash. The condition of the property and its inability to generate sufficient cash flow has seriously impaired the ability of the borrower to either sell the property or refinance it without taking a loss. Their business plan is to make a significant investment in the property to correct deferred maintenance and functional obsolescence and to market it for leasing in order to reposition the property for a successful sale or refinance. They were unwilling to make the large investment necessary while the property was encumbered with the PIM's participation features. The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until the property turns around. The General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds now or in the future in the property's current condition. The insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS, and the Partnership will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

The Partnership's only remaining PIM investment is the GNMA security backed by the first mortgage loan on Denrich Apartments. Presently, the borrower is working on refinancing the underlying first mortgage as there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. The property is thirty years old, and as it has aged, rental rate increases have not kept pace with the increasing costs of maintenance, repairs and replacements. Denrich Apartments does not compete successfully in the Philadelphia neighborhood where it is located. Occupancy, which generally fluctuates in the mid 80% range, is adversely affected by cash constraints that have led to extensive deferred maintenance. Denrich Apartments operated under a long-term workout agreement with the Partnership that expired at the end of 2000. The General Partners do not expect the Partnership to receive participation interest from Denrich Apartments. Due to the complex issues associated with refinancing this property, the General Partners do not expect the borrower will be able to close his refinancing transaction until 2002. If the borrower is successful, it would result in a payoff of the Denrich PIM to the Partnership.

Results of Operations

Net income decreased in the three months ended September 30, 2001 as compared to the same period ending September 30, 2000 primarily due to lower basic interest on PIMs and other interest income. This decrease was partially offset by an increase in MBS interest income and a decrease in asset management fees. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to an MBS in May 2001 due to the payoff of the participation feature. MBS interest increased due to the reclassification, but this increase was partly offset by the payoff of the Orchard Landing MBS in May 2001. Other interest income decreased due to significantly lower average interest rates earned on cash balances available for short-term investing in the three-month period versus the same period last year. The decrease in asset management fees is a result of the Partnership's asset base declining from the Orchard Landing MBS prepayment.

Net income decreased in the nine months ended September 30, 2001 as compared to the same period ending September 30, 2000 primarily due to lower basic interest on PIMs and other interest income. This decrease was partially offset by an increase in MBS interest income and decreases in general and administrative expenses, asset management fees and amortization expense. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to an MBS in May 2001. Basic interest on PIMs also decreased due to the payoff of the Greenhouse Apartments PIM in February 2000. MBS interest increased due to the reclassification, but this increase was partially offset by the payoff of the Orchard Landing MBS in May 2001. Other interest income decreased due to significantly lower average interest rates earned on cash balances available for short-term investing in the nine-month period ended September 30, 2001 versus the same period last year. General and administrative expenses were greater during the first nine months of 2000 due to higher processing costs. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs. Amortization expense was greater during the nine months ended September 30, 2000 as compared to September 30, 2001 as a result of the full amortization of the remaining prepaid fees and expenses on the PIM prepayments in the first nine months of 2000.

     Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     -------
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

At September 30, 2001 the Partnership included in cash and cash equivalents approximately $1.3 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2001, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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
                                    ---------

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Krupp Insured Plus-II Limited Partnership
                    -----------------------------------------
                                  (Registrant)

                    BY: / s /Robert A. Barrows

                    --------------------------------------------------------
                    Robert A. Barrows
                    Treasurer and Chief Accounting Officer of
                    Krupp Plus Corporation, a General Partner.

Date: November 2, 2001

   Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions
     ---------------------------------------------------------------------------
     Shown  below is the  calculation  of  Distributable  Cash Flow and Net Cash
     Proceeds  from  Capital  Transactions,  as  defined  by  Section  17 of the
     Partnership   Agreement  (on  a  GAAP  basis),   and  the  source  of  cash
     distributions  for the quarter ended September 30, 2001 and the period from inception  through September 30, 2001. The General Partners provide certain of the information below to meet requirements of the Partnership  Agreement and because they believe that it is an appropriate  supplemental measure of operating  performance.  However,  Distributable  Cash  Flow  and Net  Cash
     Proceeds from Capital  Transactions  should not be considered by the reader as a  substitute  to  net  income  as an  indicator  of  the  Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                 Nine Months
                                                                                   Ended          Inception Through
                                                                                   9/30/01            9/30/01
                                                                                   -------           --------
                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP basis                                                         $   1,652         $   184,623
Items not requiring (not providing) the use of
 operating funds:
   Amortization of prepaid fees and expenses                                              66              17,822
   Acquisition expenses paid from offering
    proceeds charged to operations                                                       -                   690
   Shared Appreciation Income/prepayment premiums                                        -                (6,157)
   Premium amortization                                                                   30                  30
   Gain on sale of MBS                                                                   -                  (377)
                                                                                   ---------         -----------
Total Distributable Cash Flow ("DCF")                                              $   1,748         $   196,631
                                                                                   =========         ===========

Limited Partners Share of DCF                                                      $   1,695         $   190,732
                                                                                   =========         ===========

Limited Partners Share of DCF per Unit (14,655,512)                                $     .11         $     13.01
                                                                                   =========         ===========

General Partners Share of DCF                                                      $      53         $     5,899
                                                                                   =========         ===========

Net Proceeds from Capital Transactions:
--------------------------------------
Principal collections on PIMs and PIM sale proceeds
 including Shared Appreciation Income/prepayment premiums                          $     107         $   174,367
Principal collections on MBS and MBS sale proceeds                                     5,466              98,993
Reinvestment of MBS and PIM principal collections
 and sale proceeds                                                                       -               (41,966)
Gain on sale of MBS                                                                      -                   377
                                                                                   ---------         -----------
Total Net Proceeds from Capital Transactions                                       $   5,573         $   231,771
                                                                                   =========         ===========

Cash available for distribution
-------------------------------
(DCF plus proceeds from Capital Transactions)                                      $   7,321         $   428,402
                                                                                   =========         ===========

Distributions:
--------------
   Limited Partners                                                                $   8,940(a)      $   422,101(b)
                                                                                   =========         ===========

   Limited Partners Average per Unit                                               $     .61(a)      $     28.80(b)(c)
                                                                                   =========         ===========

   General Partners                                                                $      53(a)      $     5,899(b)
                                                                                   =========         ===========

           Total Distributions                                                     $   8,993         $   428,000
                                                                                   =========         ===========

(a)  Represents all  distributions  paid in 2001 except February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in November 2001.
(b)  Includes an estimate of the quarterly distribution to be paid in
      November 2001.
(c)  Limited Partners average per Unit return of capital as of November 2001 is
      $15.79 [$28.80 -  $13.01].  Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.