Form 10-K
period 2001-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2002-03-27
CIK 805297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

                        Title                                                      Name of Exchange on which Registered

    Shares of Beneficial Interest                                                          None

Securities registered pursuant to Section 12(g) of the Act:         None

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

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: see Part IV, Item 14

The exhibit index is located on pages 10-11

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

The Partnership's remaining PIM investment is a multi-family residential property consisting of a MBS guaranteed as to principal and basic interest. This
MBS was issued or originated under or in connection with the housing program of the Government National Mortgage Association ("GNMA"). This PIM provides the
Partnership with monthly payments of principal and basic interest and may also provide for Partnership participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property (participation interest). The borrower conveys these rights to the
Partnership through a subordinated promissory note and mortgage. The participation feature is neither insured nor guaranteed.

The Partnership also has investments in MBS and insured mortgages collateralized by single-family or multi-family mortgage loans issued or originated by GNMA,
Fannie Mae, the Department of Housing and Urban Development ("HUD") or the
Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively.
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

As of December 31, 2001, there were no personnel directly employed by the
Partnership.

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

The number of investors holding Units as of December 31, 2001 was approximately
12,500. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The
Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

On July 18, 2001, the Partnership paid a special distribution of $.31 per
Limited Partner interest from the Orchard Landing MBS principal proceeds received during May 2001 in the amount of $4,440,315.

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

The Partnership will make special distributions in the future when its PIM prepays and when it liquidates any remaining assets.

The Partnership made the following distributions to its Partners during the two years ended December 31, 2001 and 2000:

                                                       2001                              2000
                                          ----------------------------     ----------------------------
                                              Amount          Per Unit          Amount          Per Unit

Quarterly Distributions:
   Limited Partners                       $   5,862,204       $    .40     $    5,862,204       $    .40
   General Partners                              69,366            -                 97,176          -
                                          -------------                    --------------

                                              5,931,570                         5,959,380
                                          -------------                    --------------

Special Distributions:
      Limited Partners                        4,543,209       $    .31         14,802,066       $   1.01
                                          -------------                    --------------
Total Distributions                       $  10,474,779                    $   20,761,446
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

                                   2001                2000                1999                1998             1997
                                   ----                ----                ----                ----             ----

Total revenues               $     2,790,634     $    3,520,446        $   7,822,665      $   15,335,618    $  16,672,558

Net income                         2,171,571          2,770,378            6,146,718          12,017,670       12,972,600

Net income allocated to:
   Limited Partners ("LP")         2,106,424          2,687,267            5,962,316          11,657,140       12,583,422
   Average per LP interest               .14                .18                  .41                 .80            .86

   General Partners                   65,147             83,111              184,402             360,530          389,178
Total assets at:
              December 31         34,466,969         42,256,448           60,161,993         117,626,762      180,126,977

Distributions to:
   Quarterly to LPs                5,862,204          5,862,204           11,138,189          16,414,173       16,414,173
              Average per LP interest    .40                .40                  .76                1.12             1.12

   Specials to LPs                 4,543,209         14,802,066           51,587,401          56,716,830       24,767,815
   Average per LP interest               .31               1.01                 3.52                3.87             1.69

   General Partners                   69,366             97,176              217,645             385,355          436,626

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
------

Certain statements in this Management's Discussion and Analysis of Financial
Condition and Results of Operations and elsewhere in this Form 10-K constitute
"forward-looking statements" within the meaning of the Federal Private
Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the
Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are the quarterly distributions paid to investors. Funds for investor distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, and interest earned on the
Partnership's cash and cash equivalents. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General
Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the General Partners have determined that the Partnership will adjust the current distribution rate beginning with the distribution payable in
February 2002 to $.05 per Limited Partner interest per quarter. This will result in a payment of approximately $733,000 each quarter.

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
The property was not generating sufficient cash flow to pay any participation from property operations nor did it have sufficient appreciation in value to meet the threshold to pay any participation based on value if the property was sold or refinanced. Considering the property's physical condition, there was little likelihood that its status would improve. Rental rate increase and occupancy levels had been difficult to achieve. Consequently, all of the cash flow generated by the property went back into operations. While the borrower had assured that the insured first mortgage debt was serviced, no major capital improvements were undertaken to enhance the property's leasing efforts.
Furthermore, routine maintenance and repairs were beginning to be prioritized according to need and available cash. The condition of the property and its inability to generate sufficient cash flow seriously impaired the ability of the borrower to either sell the property or refinance it without taking a loss.
Their business plan was to make a significant investment in the property to correct deferred maintenance and functional obsolescence and to market it for leasing in order to reposition the property for a successful sale or refinance.
They were unwilling to make the significant investments necessary while the property was encumbered with the PIM's participation features. As a result, the borrowers requested a release of the participation features while keeping the insured first mortgage in place until the property turns around. The General
Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds now or in the future in the property's physical condition. Upon this settlement, the insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS as the only remaining portion of the investment is a GNMA
MBS. The Partnership also reclassified this investment to available for sale concurrent with the release of the participation feature. The Partnership will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

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

The Partnership's only remaining PIM investment is the GNMA security backed by the first mortgage loan on Denrich Apartments. Presently, the borrower is working on refinancing the underlying first mortgage as there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. The property is thirty years old, and rental rate increases have not kept pace with the increasing costs of maintenance, repairs and replacements.
Denrich Apartments does not compete successfully in the Philadelphia neighborhood where it is located. Occupancy, which generally fluctuates in the mid 80% range, is adversely affected by cash constraints that have led to extensive deferred maintenance. Denrich Apartments operated under a long-term workout agreement with the Partnership that expired at the end of 2000. The
General Partners do not expect the Partnership to receive participation interest from Denrich Apartments. The property is currently negotiating a refinancing agreement and the General Partners expect that the borrower will close his refinancing transaction during 2002. If the borrower is successful, it would result in a payoff of the Denrich PIM to the Partnership followed by a liquidation of the remaining assets and a final special distribution to the
Partners.

Critical Accounting Policy

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investment. The Partnership's policy is as follows:

Basic interest on the PIM is recognized based on the stated coupon rate of the
GNMA MBS. The Partnership's recognizes interest related to the participation feature when the amount becomes fixed and the transaction that gives rise to such amount is consummated.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

At December 31, 2001 the Partnership includes in cash and cash equivalents approximately $699,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At
December 31, 2001, the Partnership's PIM and MBS comprise the majority of the
Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity. The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For
MBS, the Partnership forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For its remaining PIM, the Partnership continues to monitor the borrower's intention to refinance the underlying first mortgage.

The table on the following page provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.

                                    Expected maturity dates ($ in thousands)

                                                                                               Total
                    2002       2003        2004        2005          2006      Thereafter      Face      Fair
                                                                                               Value     Value

Interest-sensitive assets:

MBS                $  1,059   $    984    $    929    $    891    $     868   $    24,876   $  29,607   $   30,575
WAIR                  7.56%      7.56%       7.56%       7.56%        7.56%         7.56%       7.56%

PIM                   3,101      -           -           -            -            -            3,101       3,247
WAIR                  8.00%      0.00%       0.00%       0.00%        0.00%         0.00%       8.00%
                   --------   --------    --------    --------    ---------   -----------   ---------    ---------

Total Interest-
sensitive assets   $  4,160   $    984    $    929    $    891    $     868   $    24,876   $  32,708   $   33,822
                   ========   ========    ========    ========    =========   ===========   =========   ==========

    Results of Operations

    The following discussion relates to the operation of the Partnership during the years ended December 31, 2001, 2000 and 1999.
                                                                      (Amounts  in   thousands)
                                                                2001            2000               1999
                                                                ----            ----               ----
         Interest income on PIMs:
           Basic interest                                   $     613        $   1,360          $   3,682
           Participation interest                                  31            -                  1,635
         Interest income on MBS                                 2,022            1,685              1,826
         Other interest income                                    125              475                680
         Partnership expenses                                    (553)            (628)              (778)
         Amortization of prepaid fees and
           expenses                                               (66)            (122)              (898)
                                                            ---------        ---------          ---------

              Net Income                                    $   2,172        $   2,770          $   6,147
                                                            =========        =========          =========

     Net income decreased during 2001 as compared to 2000 primarily due to lower basic interest on PIMs and other interest income. This decrease was partially offset by an increase in interest income on MBS and decreases in general and administrative expenses, asset management fees and amortization expense. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to an MBS in May 2001. Interest
     income on MBS increased due to the reclassification, but was partially offset by the payoff of the Orchard Landing MBS in May 2001. Other interest income decreased due to significantly lower average interest rates earned on cash balances available for short-term investing in 2001 versus 2000.
     General and administrative expenses were greater during 2000 due to higher processing costs. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs. Amortization expense was greater during 2000 as compared to 2001 as a result of the full amortization of the remaining prepaid fees and expenses on the PIM prepayments in 2000.

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

                                                              Position with
                    Name and Age                           Krupp Plus Corporation

                   Douglas Krupp (55)                      President, Co-Chairman of the Board and Director
                   George Krupp (57)                       Co-Chairman of the Board and Director
                   Peter F. Donovan (48)                   Senior Vice President
                   Ronald Halpern (60)                     Senior Vice President
                   Robert A. Barrows (44)                  Vice President and Treasurer
                   Carol J.C. Mills (52)                   Vice President

     Douglas Krupp  co-founded  and serves as  Co-Chairman  and Chief  Executive
     Officer  of The  Berkshire  Group,  an  integrated  real  estate  financial services  firm engaged in real estate  acquisitions,  property  management, investment  sponsorship,  venture capital  investing,  mortgage banking and financial  management,  and  ownership of two operating  companies  through private equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire  Group was  established as The Krupp  Companies in 1969 and he has  served as the  Chief  Executive  Officer  since  1992.  He is a graduate of Bryant College where he received an honorary  Doctor of Science in Business Administration in 1989.

     George Krupp is the Co-Founder and  Co-Chairman of The Berkshire  Group, an
     integrated  real  estate  financial  services  firm  engaged in real estate acquisitions,  property management, investment sponsorship, venture capital investing,  mortgage banking and financial management, and ownership of two operating companies through private equity investments.  Mr. Krupp has held the position of Co-Chairman  since The Berkshire  Group was  established as
     The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham,  Massachusetts  since  September  of
     1997.  Mr.  Krupp  attended  the  University  of  Pennsylvania  and Harvard
     University  and holds a Master's  Degree in History from Brown  University.
     Douglas and George Krupp are brothers.

     Peter F. Donovan is Chief Executive  Officer of Berkshire  Mortgage Finance
     which position he has held since January of 1998 and in this  capacity,  he oversees  the  strategic  growth  plans  of  this  mortgage  banking  firm.
     Berkshire Mortgage Finance is the 10th largest commercial mortgage servicer in the United  States with a servicing  and asset  management  portfolio of
     $14.1  billion.  Previously  he served as President  of Berkshire  Mortgage
     Finance  from  January of 1993 to January of 1998 and in that  capacity  he directed  the  production,  underwriting,  servicing  and asset  management activities  of the firm.  Prior to that,  he was Senior Vice  President  of
     Berkshire  Mortgage  Finance  and was  responsible  for  all  participating mortgage originations.  Before joining the firm in 1984, he was Second Vice
     President,  Real Estate Finance for  Continental  Illinois  National Bank and
     Trust,  where he managed a $300  million  construction  loan  portfolio  of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern  University.  Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

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

     Robert A. Barrows is Senior Vice President and Chief  Financial  Officer of
     Berkshire  Mortgage Finance.  Mr. Barrows has held several positions within
     The  Berkshire  Group since  joining  the company in 1983 and is  currently responsible for accounting,  financial reporting and treasury functions for
     Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers and Lybrand L.L.P. in Boston. He received a B.S.
     degree from Boston College and is a Certified Public Accountant.

     Carol J.C. Mills is Senior Vice President for Loan  Management of Berkshire
     Mortgage  Finance and in this  capacity,  she is  responsible  for the Loan
     Servicing and Asset Management functions of Berkshire Mortgage Finance. She manages the estimated  $14.1 billion  portfolio of loans.  Ms. Mills joined
     Berkshire  in December  1997 as Vice  President  and was promoted to Senior
     Vice  President in January 1999.  From January 1989 through  November 1997,
     Ms. Mills was Vice  President of First  Winthrop  Corporation  and Winthrop
     Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from
     Mount  Holyoke  College and a Master of  Architecture  degree from  Harvard
     University.  Ms. Mills is a member of the Real Estate Finance  Association,
     New England Women in Real Estate, the Mortgage Bankers  Association and the
     Servicing Advisory Council for Freddie Mac.

ITEM 11.      EXECUTIVE COMPENSATION
-------

The Partnership has no directors or executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of December 31, 2001, no person owned of record or was known by the General
Partners to own beneficially more than 5% of the Partnership's 14,655,512 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner
Interests.

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
            Schedule included under Item 8, Appendix A, page F-2 of this report.

2.          Financial Statement Schedule - see Index to Financial Statements and
            Schedule included under Item 8, Appendix A, page F-2 of this report.
            All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

(b)  Reports on Form 8-K

During the last quarter of the year ended December 31, 2001, the Partnership did not file any reports on Form 8-K.

(c)  Exhibits:

     Number and Description
     Under Regulation S-K

     The following page reflects all applicable Exhibits required under Item 601 of Regulation S-K: (4) Instruments defining the rights of security holders including indentures:

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

      * Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March,
2002.

                                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   By: Krupp Plus Corporation,
                                       a General Partner

                                   By:  /s/ Douglas Krupp
                                       --------------------------------------
                                       Douglas Krupp, President, Co-Chairman
                                       (Principal Executive Officer) and
                                       Director of Krupp Plus Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of March, 2002.

            Signatures                            Title(s)

 /s/ Douglas Krupp                                President, Co-Chairman (Principal Executive Officer) and
----------------------------
Douglas Krupp                                          Director of Krupp Plus Corporation, a General Partner

 /s/ George Krupp                                 Co-Chairman (Principal Executive Officer) and Director of
----------------------------
George Krupp                                           of Krupp Plus Corporation, a General Partner

 /s/ Peter F. Donovan                             Senior Vice President of Krupp Plus Corporation, a General Partner
----------------------------
Peter F. Donovan

 /s/ Robert A. Barrows                             Treasurer and Chief Accounting Officer of Krupp Plus Corporation,
----------------------------
Robert A. Barrows                                      a General Partner

                                   APPENDIX A

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

              Report of Independent Accountants                                                                       F-3

              Balance Sheets at December 31, 2001 and 2000                                                            F-4

              Statements of Income and Comprehensive Income for
              the Years Ended December 31, 2001, 2000 and 1999                                                        F-5

              Statements of Changes in Partners' Equity for the Years
              Ended December 31, 2001, 2000 and 1999                                                                  F-6

              Statements of Cash Flows for the Years Ended December 31, 2001,
              2000 and 1999                                                                                           F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of  Krupp Insured Plus-II Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp
Insured Plus- II Limited Partnership (the "Partnership") at December 31, 2001
and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 2002

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                     ASSETS
                                                                                                     2001               2000
                                                                                                     ----               ----

Participating Insured Mortgages ("PIMs")
  (Notes B, C and H)                                                                           $   3,101,005        $  17,541,596
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Notes B, D and H)                                                              30,211,162            21,247,646
                                                                                               -------------        --------------

      Total mortgage investments                                                                  33,312,167           38,789,242

Cash and cash equivalents (Notes B, C and H)                                                         933,678            3,125,710
Interest receivable and other assets                                                                 221,124              275,591
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $0 and $733,572, respectively (Note B)                                  -                     65,905
                                                                                               -------------        -------------

      Total assets                                                                             $  34,466,969        $  42,256,448
                                                                                               =============        =============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                                    $      17,875        $      17,889
                                                                                               -------------        -------------

Partners' equity (deficit) (Notes A, C and E):

Limited Partners                                                                                  34,084,355           42,383,344
   (14,655,512 Limited Partner interest outstanding)

General Partners                                                                                    (341,667)            (337,448)

Accumulated comprehensive income (Note B)                                                            706,406              192,663
                                                                                               -------------        -------------

      Total Partners' equity                                                                      34,449,094           42,238,559
                                                                                               -------------        -------------

      Total liabilities and Partners' equity                                                   $  34,466,969        $  42,256,448
                                                                                               =============        ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                           2001                2000               1999
                                                                           ----                ----               ----

      Revenues:
         Interest income - PIMs:
           Basic interest                                            $       613,152    $      1,360,247      $   3,681,868
           Participation interest                                             30,769             -                1,634,686
         Interest income - MBS                                             2,021,867           1,685,246          1,826,026
         Other interest income                                               124,846             474,953            680,085
                                                                     ---------------    ----------------      -------------

                Total revenues                                             2,790,634           3,520,446          7,822,665
                                                                     ---------------    ----------------      -------------

      Expenses:
         Asset management fee to an affiliate (Note F)                       261,650             299,983            496,464
         Expense reimbursement to affiliates (Note F)                        119,166             125,209             94,160
      Amortization of prepaid fees and expenses (Note B)                      65,905             122,275            898,457
         General and administrative                                          172,342             202,601            186,866
                                                                     ---------------    ----------------      -------------

                Total expenses                                               619,063             750,068          1,675,947
                                                                     ---------------    ----------------      -------------

      Net income (Notes E and G)                                           2,171,571           2,770,378          6,146,718

      Other Comprehensive Income:

         Net change in unrealized gain  on MBS                               513,743              87,582           (435,431)
                                                                     ---------------    ----------------      -------------

      Total Comprehensive Income                                     $     2,685,314    $      2,857,960      $   5,711,287
                                                                     ===============    ================      =============

      Allocation of net income (Notes E and G.):

         Limited Partners                                            $     2,106,424    $      2,687,267      $   5,962,316
                                                                     ===============    ================      =============

         Average net income per Limited Partner
          Interest (14,655,512 Limited Partner                       $           .14    $            .18      $         .41
                                                                     ===============    ================      =============
          interests outstanding)

         General Partners                                            $        65,147    $         83,111      $     184,402
                                                                     ===============    ================      ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                                            KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                            STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                      For the Years Ended December 31, 2001, 2000 and 1999

                                                                                       Accumulated           Total
                                                  Limited              General        Comprehensive         Partners'
                                                 Partners              Partners            Income             Equity
                                                 --------              --------            ------             -------

Balance at December 31, 1998                   $ 117,123,621         $  (290,140)       $   540,512        $ 117,373,993

Net income                                         5,962,316             184,402              -                6,146,718

Quarterly distributions                          (11,138,189)           (217,645)             -              (11,355,834)

Special distributions                            (51,587,401)               -             -                  (51,587,401)

Change in unrealized gain on MBS                      -                     -              (435,431)            (435,431)
                                               -------------         -----------        -----------        -------------

Balance at December 31, 1999                      60,360,347            (323,383)           105,081           60,142,045

Net income                                         2,687,267              83,111              -                2,770,378

Quarterly distributions                           (5,862,204)            (97,176)             -               (5,959,380)

Special distributions                            (14,802,066)               -                 -              (14,802,066)

Change in unrealized gain on MBS                         -                 -                 87,582               87,582
                                               -----------------     -----------        -----------        --------------

Balance at December 31, 2000                      42,383,344            (337,448)           192,663           42,238,559

Net income                                         2,106,424              65,147            -                  2,171,571

Quarterly distributions                           (5,862,204)            (69,366)           -                 (5,931,570)

Special distributions                             (4,543,209)              -                -                 (4,543,209)

Change in unrealized gain on MBS                      -                    -                513,743              513,743
                                               -------------         -----------        -----------        --------------

Balance at December 31, 2001                   $  34,084,355         $  (341,667)       $   706,406        $  34,449,094
                                               =============         ===========        ===========        =============

                     The accompanying notes are an integral
                        part of the financial statements.

                                           KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                                   STATEMENTS OF CASH FLOWS

                                     For the Years Ended December 31, 2001, 2000 and 1999

                                                                     2001                     2000                 1999
                                                                   -------                  -------              --------
Operating activities:
 Net income                                                     $   2,171,571            $    2,770,378       $   6,146,718
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization of prepaid fees and expenses                           65,905                   122,275             898,457
   Premium Amortization                                                22,153                   -                   -
   Shared Appreciation Interest and prepayment
    premiums                                                            -                       -                (1,162,777)
   Changes in assets and liabilities:
       Decrease in interest receivable
          and other assets                                             54,467                   102,695             352,543
       Decrease in liabilities                                            (14)                   (2,059)             (232,821)
                                                                -------------             -------------       --------------- -

            Net cash provided by operating activities               2,314,082                 2,993,289           6,002,120
                                                                -------------             -------------       -------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
       Interest and prepayment premium of  $1,162,777 in 1999         119,842                 8,682,792          57,196,596
   Principal collections on MBS                                     5,848,823                 1,117,892           2,078,965
                                                                -------------            --------------       -------------

            Net cash provided by investing activities               5,968,665                 9,800,684           59,275,561
                                                                -------------            --------------       --------------

Financing activities:
Quarterly distributions                                            (5,931,570)               (5,959,380)        (11,355,834)
   Special distributions                                           (4,543,209)              (14,802,066)        (51,587,401)
                                                                -------------            --------------       -------------

    Net cash used for financing activities                        (10,474,779)              (20,761,446)        (62,943,235)
                                                                -------------            --------------        ------------

Net (decrease) increase in cash and equivalents                    (2,192,032)               (7,967,473)          2,334,446

Cash and cash equivalents, beginning of year                        3,125,710                11,093,183           8,758,737
                                                                -------------            --------------        ------------

Cash and cash equivalents, end of year                          $     933,678            $    3,125,710       $ 11,093,183
                                                                =============            ==============       ============

Supplemental disclosure of non-cash investing activities:
    Reclassification of investment in a PIM to MBS              $  14,320,749            $      -             $     -
                                                                =============            ==============       ============

 Non cash activities:
    Increase (decrease) in fair value of MBS                    $     513,743            $       87,582       $    (435,431)
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

    The Partnership commenced the public offering of Limited Partner interests on May 29, 1987 and completed its public offering having sold 14,655,412
    Limited Partner interests for $292,176,381 net of purchase volume discounts of $931,859 as of May 27, 1988. In addition, Krupp Depositary Corporation owns one hundred Limited Partner interests.

B.  Significant Accounting Policies

    The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (Note G).

    Basis of Presentation

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

    The Partnership also holds a Federal Housing Administration ("FHA") insured mortgage which is classified as MBS and is carried at amortized cost. The
    Partnership holds this loan at amortized cost. The Partnership does not establish loan loss reserves as its investments are fully insured by the
    FHA.

    PIMs

    The Partnership accounts for the MBS portion of its PIM in accordance with
    FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ("GNMA") MBS at
    amortized cost.

    Basic interest on the PIM is recognized based on the stated coupon rate of the GNMA MBS. The Partnership's recognizes interest related to the participation feature when the amount becomes fixed and the transaction that gives rise to such amount is consummated.

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

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

B.  Significant Accounting Policies, continued

    Prepaid Fees and Expenses
    Prepaid fees and expenses consisted of acquisition fees and expenses paid for the acquisition of PIMs. The Partnership amortized prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage.

    Upon the repayment of a PIM, any unamortized acquisition fees and expenses related to such loan were expensed.

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

    Estimates and Assumptions

    The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

C. PIMs

    At December 31, 2001 and 2000, the Partnership had investments in one PIM and two PIMs, respectively. The Partnership's remaining PIM consists of a
    GNMA MBS representing the securitized first mortgage loan on the underlying property and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

    The Partnership receives guaranteed monthly payments of principal and basic interest on the GNMA MBS and HUD insures the first mortgage loan underlying the GNMA MBS.

    The Partnership may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

    The participation features consist of the following: (i) "Minimum Additional
    Interest" equal to .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property , (ii) "Shared Income
    Interest" is 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month and (iii) "Shared Appreciation Interest" is 25% of any increase in the value of the underlying property in excess of a specified base.
    Payment of Minimum Additional Interest and Shared Income Interest from the operations of the property is limited to 50% of net revenue or Surplus Cash as defined by HUD.

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                 ---------------

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

    During May 2001, the Partnership received $30,769 from the borrowers of the
    Richmond Park PIM as a settlement to release the loan's participation features. The property was not generating sufficient cash flow to pay any participation from property operations nor did it have sufficient value to meet the threshold to pay any participation based on value if the property was sold or refinanced. The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until the property turns around. The General Partners agreed to this request in return for the settlement because there was no expectation that the
    Partnership would be entitled to any participation proceeds now or in the future in the property's current condition. Upon this settlement, the insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS as the only remaining portion of the investment is a GNMA MBS. The
    Partnership also reclassified this investment to available for sale concurrent with the release of the participation feature. The Partnership will continue to receive the scheduled principal and interest payments on the first mortgage until the property is refinanced or sold.

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

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued
                                 ---------------
C. PIMs, continued

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

    At December 31, 2001 and 2000 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

    The Partnership's PIMs consisted of the following at December 31, 2001 and
    2000:

                                                                                                           Investment Basis at
                                Original         Interest         Maturity           Monthly                    December 31,
                                                                                                       -----------------------------
       GNMA                    Face Amount       Rates (a)         Dates (e)         Payment (f)           2001             2000
       ----                  --------------    -------------   ----------------     --------------     ------------     ------------
Denrich Apartments
Philadelphia, PA             $    3,500,000          8%           12/15/23          $      24,800      $  3,101,005     $  3,148,969
                                                   (b)(c)
                                                   (d)(g)

Richmond Park (h)
Richmond Heights, OH             16,000,000           -               -                  -                 -              14,392,627
                             --------------                                                            -----------      ------------

                             $   19,500,000                                                            $ 3,101,005      $  7,541,596
                             ==============                                                            ===========      ============
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

(c)  Shared Income Interest is based on 25% of monthly gross rental income over a specified base amount.

(d)  Shared Appreciation Interest is based on 25% of any increase in the value of the project over the specified base value.

(e)  The Partnership's GNMA MBS has a call provision, which allows the Partnership to accelerate the maturity date.

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

C.   PIMs, continued

(f)  The normal monthly payment consisting of principal and basic interest is payable monthly at level amounts over the term of the GNMA MBS.

(g)  On June 28, 1995, the Partnership entered into a temporary basic interest rate reduction agreement on the Denrich Apartments PIM. Beginning July 1,
     1995, the basic interest rate decreased from 8% per annum to 6.25% per annum for thirty months, then increased to 6.75% per annum for the following thirty-six month period and then increased to the original rate of 8% per annum. The difference between basic interest at the original interest rate and the reduced rates accumulated and will be payable from surplus cash or from the net proceeds of a sale or refinancing. These accumulated amounts will be due and payable prior to any distributions to the borrower or payment of participation interest to the Partnership. Also under the agreement, the Base Value for calculating Shared Appreciation
     Interest decreased from $4,025,000 to $3,500,000.

(h)  During May 2001, the Partnership received $30,769 as a settlement to release the loan's participation features. The insured first mortgage loan was reclassified from a PIM to a MBS.

(i)  The aggregate cost of the PIM for federal income tax purposes is $3,101,005.

     A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2001 is as follows:

                                                         2001                   2000                    1999
                                                         ----                   ----                    ----

Balance at beginning of period                     $ 17,541,596           $   26,224,388         $   82,258,207

Deductions during period:
   Prepayments and
    principal collections                              (119,842)              (8,682,792)           (56,033,819)
   Reclass to MBS                                   (14,320,749)                 -                      -
                                                   ------------           --------------         --------------

Balance at end of period                           $  3,101,005           $   17,541,596         $   26,224,388
                                                   ============           ==============         ==============

The underlying mortgage of the Denrich Apartments PIM is collateralized by a multi-family apartment complex located in Philadelphia, Pennsylvania. The apartment complex has 89 units.

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

D. MBS

      During May 2001, the Partnership received a payoff of the Orchard Landing
      MBS in the amount of $4,440,315. On July 18, 2001 the Partnership paid a special distribution of $.31 per Limited Partner interest from the principal proceeds.

      At December 31, 2001, the Partnership's MBS portfolio had an amortized cost of $17,982,354 and unrealized gains of $706,406. At December 31,
      2001, the Partnership's insured mortgage had an amortized cost of
      $11,522,402 and an unrealized gain of $363,763. At December 31, 2000, the
      Partnership's MBS portfolio has an amortized cost of $9,407,384 and unrealized gains and losses of $233,123 and $40,460, respectively. At
      December 31, 2000, the Partnership's insured mortgage had an amortized cost of $11,647,599 and an unrealized gain of $203,833. The portfolio has maturities ranging from 2007 to 2028.

                                                                                            Unrealized
                  Maturity Date                               Fair Value                        Gain
                 --------------                             -------------                 ----------------
                  2002 - 2006                               $  -                          $   -
                  2007 - 2011                                  1,643,717                        159,611
                  2012 - 2028                                 28,931,208                        910,558
                                                            ------------                  -------------

                      Total                                 $ 30,574,925                  $   1,070,169
                                                            ============                  ==============

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

      Upon the occurrence of a terminating capital transaction, as defined in the Partnership Agreement, the net cash proceeds and winding up of the affairs of the Partnership will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner's capital accounts, second, to the Limited Partners until they have received a return of their total invested capital, third, to the General Partners until they have received a return of their total invested capital, fourth, 99% to the
      Limited Partners and 1% to the General Partners until the Limited Partners have received to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

      Profits arising from a capital transaction, will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General
      Partners.

      During 2001, 2000 and 1999 the Partnership made quarterly distributions totaling $.40, $.40 and $.76 per Limited Partner interest, respectively.
      The Partnership made special distributions of $.31, $1.01 and $3.52 per
      Limited Partner interest in 2001, 2000 and 1999, respectively.

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

E. Partners' Equity, continued

   As of December 31, 2001, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                                    Corporate                          Accumulated
                                                    Limited         General          Comprehensive
                          Unitholders                Partner        Partners             Income             Total
                        ----------------         ---------------  -------------       -------------    ---------------

Capital
contributions           $  292,176,381           $      2,000     $     3,000         $  -             $   292,181,381

Syndication
costs                      (15,580,734)               -               -                  -                (15,580,734)

Quarterly
distributions             (249,750,539)                (1,740)     (5,898,928)              -            (255,651,207)

Special
distributions             (172,347,642)                (1,176)           -                  -            (172,348,818)

Net income                 179,586,552                  1,253       5,554,261               -             185,142,066

Unrealized
gains on MBS                     -                    -                  -                706,406             706,406
                        --------------           ------------    ------------         -----------      --------------

Total at
December 31, 2001       $   34,084,018           $        337    $   (341,667)        $   706,406      $   34,449,094
                        ==============           ============    ============         ===========      ==============

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

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

G.     Federal Income Taxes

       The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership's 2001 federal income tax return is as follows:

       Net income per statement of income                                                 $     2,171,571

       Less:  Book to tax difference for amortization of
              prepaid fees and expenses                                                          (232,139)
                                                                                          ---------------

       Net income for federal income tax purposes                                         $    1,939,432
                                                                                          ===============

       The allocation of the 2001 net income for federal income tax purposes is as follows:

                                                                                            Portfolio
                                                                                              Income

              Unitholders                                                                 $    1,881,236
              Corporate Limited Partner                                                               13
              General Partners                                                                    58,183
                                                                                          ---------------

                                                                                          $    1,939,432

       For the years ended December 31, 2001, 2000 and 1999 the average per unit net income to the Unitholders for federal income tax purposes was $.13,
       $.15 and $.33 respectively.

       The basis of the Partnership's assets for financial reporting purposes was less than its tax basis by approximately $183,000 and $929,000 at
       December 31, 2001 and 2000, respectively. The basis of the Partnership's liabilities for financial reporting purposes were the same as its tax basis at December 31, 2001 and 2000, respectively.

H.     Fair Value Disclosures of Financial Instruments

       The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

       Cash and Cash Equivalents

       The carrying amount approximates fair value because of the short maturity of those instruments.

       MBS

       The Partnership estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the
       Partnership's investments in MBS had gross unrealized gains of approximately $1,070,000 at December 31, 2001 and gross unrealized gains and losses of $437,000 and $40,000, respectively, at December 31, 2000.

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued

H.     Fair Value Disclosures of Financial Instruments, continued
       -----------------------------------------------

       PIMs

       As there is no active trading market for these investments, Management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the
       Partnership's investments in PIMs had gross unrealized gains of approximately $146,000 at December 31, 2001 and gross unrealized gains of approximately $46,000 at December 31, 2000.

       At December 31, 2001 and 2000, the estimated fair values of the
       Partnership's financial instruments are as follows (amounts rounded to nearest thousand):

                                                                  2001                              2000
                                                                  ----                              -----
                                                           Fair           Carrying           Fair          Carrying
                                                           Value            Value           Value            Value
                                                        ---------         ---------       ----------       --------

        Cash and cash equivalents                       $     934         $     934       $   3,126        $  3,126

        MBS and insured mortgages                          30,575            30,211          21,451          21,248

        PIMs                                                3,247             3,101          17,588          17,542
                                                        ---------         ---------       ---------        --------

                                                        $  34,756         $  34,246       $  42,165        $ 41,916
                                                        =========         =========       =========        ========

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership
Agreement, and the source of cash distributions for the year ended December 31,
2001 and the period from inception through December 31, 2001. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                                  Year Ended     Inception Through
                                                                                   12/31/01           12/31/01
                                                                                   --------          ---------
                                                                      (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Income for tax purposes                                                            $   1,939         $ 186,032
Items not requiring (not providing) the use of
 operating funds:
   Amortization of prepaid fees and expenses                                             298            16,932
   Acquisition expenses paid from offering
    proceeds charged to operations                                                       -                 690
   Shared Appreciation Income/prepayment premiums                                        -              (6,157)
   Premium Amortization                                                                   22                22
   Gain on sale of MBS                                                                   -                (377)
                                                                                   ---------         ---------
Total Distributable Cash Flow ("DCF")                                              $   2,259         $ 197,142
                                                                                   =========         =========

Limited Partners Share of DCF                                                      $   2,191         $ 191,228
                                                                                   =========         =========

Limited Partners Share of DCF per Unit (14,655,512)                                $     .15         $   13.05
                                                                                   =========         =========

General Partners Share of DCF                                                      $      68         $   5,914
                                                                                   =========         =========

Net Proceeds from Capital Transactions:
--------------------------------------
Principal collections on PIMs and PIM sale proceeds
 including Shared Appreciation Income/prepayment premiums                          $     120        $  174,380
Principal collections on MBS and MBS sale proceeds                                     5,849            99,376
Reinvestment of MBS and PIM principal collections
 and sale proceeds                                                                       -             (41,966)
Gain on sale of MBS                                                                      -                 377
                                                                                   ---------        ----------
Total Net Proceeds from Capital Transactions                                       $   5,969        $  232,167
                                                                                   =========        ==========

Cash available for distribution
(DCF plus proceeds from Capital Transactions)                                      $   8,228        $  429,309
                                                                                   =========        ==========

Distributions:
   Limited Partners                                                                $   9,673(a)     $  422,834(b)
                                                                                   =========        ==========

   Limited Partners Average per Unit                                               $     .66(a)     $    28.85(b)(c)
                                                                                   =========        ==========

   General Partners                                                                $      68(a)     $    5,914(b)
                                                                                   =========        ==========

           Total Distributions                                                     $   9,741        $  428,748
                                                                                   =========        ==========

(a)    Represents all distributions paid in 2001 except February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in February 2002.
(b)    Includes an estimate of the quarterly distribution to be paid in
         February 2002.
(c)    Limited Partners average per Unit return of capital as of February
         2002 is $15.80 [$28.85 - $13.05] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.