Form 10-Q
period 2002-03-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2002-05-14
CIK 805297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X         No

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                                        KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                                     BALANCE SHEETS

                                                         ASSETS

                                                                         March 31,             December 31,
                                                                           2002                    2001
                                                                       -------------           --------------

   Participating Insured Mortgages ("PIMs") (Note 2)                   $   3,088,386           $    3,101,005
   Mortgage-Backed Securities and insured
      mortgage ("MBS") (Note 3)                                           29,257,446               30,211,162
                                                                       -------------           --------------

      Total mortgage investments                                          32,345,832               33,312,167

   Cash and cash equivalents                                               1,690,819                  933,678
   Interest receivable and other assets                                      214,314                  221,124
                                                                       -------------           --------------

      Total assets                                                     $  34,250,965           $   34,466,969
                                                                       =============           ==============

                                            LIABILITIES AND PARTNERS' EQUITY

   Liabilities                                                         $      26,587           $       17,875
                                                                       -------------           --------------

   Partners' equity (deficit) (Note 4):

     Limited Partners
      (14,655,512 Limited Partner
         interests outstanding)                                           33,879,793               34,084,355

     General Partners                                                       (340,681)                (341,667)

     Accumulated comprehensive income                                        685,266                  706,406
                                                                       -------------           --------------

      Total Partners' equity                                              34,224,378               34,449,094
                                                                       -------------           --------------

      Total liabilities and partners' equity                           $ 34,250,965            $   34,466,969
                                                                       ============            ==============

                   The accompanying notes are an integral part
                           of the financial statements

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                      ----------------------------------
                                                                          2002                 2001
                                                                      -------------          -----------

Revenues:
   Interest income - PIMs:
      Basic interest                                                  $    61,852            $   336,607
   Interest income - MBS                                                  583,569                409,867
   Other interest income                                                    5,675                 44,457
                                                                      -----------            -----------

      Total revenues                                                      651,096                790,931
                                                                      -----------            -----------

Expenses:
   Asset management fee to an affiliate                                    59,589                 71,089
   Expense reimbursements to affiliates                                    24,477                 25,476
   Amortization of prepaid fees and expenses                             -                        21,968
   General and administrative                                              22,479                 20,939
                                                                      -----------            -----------

      Total expenses                                                      106,545                139,472
                                                                      -----------            ------------

Net income                                                                544,551                651,459

Other comprehensive income:

   Net change in unrealized gain on MBS                                   (21,140)               129,720
                                                                      -----------            -----------

Total comprehensive income                                            $   523,411            $   781,179
                                                                      ===========            ===========

Allocation of net income (Note 4):

   Limited Partners                                                   $   528,214            $   631,915
                                                                      ===========            ===========

   Average net income per Limited Partner
      interest (14,655,512 Limited Partner
      interests outstanding)                                          $       .04            $       .04
                                                                      ===========            ===========

   General Partners                                                   $    16,337            $    19,544
                                                                      ===========            ===========

                     The accompanying notes are an integral
                        part of the financial statements

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                              STATEMENTS OF CASH FLOWS

                                                                                     For the Three Months
                                                                                         Ended March 31,
                                                                                 ----------------------------------
                                                                                      2002               2001
                                                                                 --------------      --------------

  Operating activities:
    Net income                                                                   $      544,551      $      651,459
    Adjustments to reconcile net income
     to net cash provided by operating activities:
    Amortization of prepaid fees and expenses                                             -                  21,968
    Changes in assets and liabilities:
        Decrease in interest receivable and other assets                                  6,810               6,958
        Increase (decrease) in liabilities                                                8,712             (12,337)
                                                                                 --------------      --------------
    Net cash provided by operating activities                                           560,073             668,048
                                                                                 --------------      --------------

   Investing activities:
        Principal collections on PIMs                                                    12,619              65,358
        Principal collections on MBS                                                    932,576             285,757
                                                                                 --------------      --------------

               Net cash provided by investing activities                                945,195             351,115
                                                                                 --------------      --------------

   Financing activity:
        Quarterly distributions                                                        (748,127)         (1,490,178)
                                                                                 --------------      --------------
   Net increase (decrease) in cash and cash equivalents                                 757,141            (471,015)

   Cash and cash equivalents, beginning of period                                       933,678           3,125,710
                                                                                 --------------      --------------

   Cash and cash equivalents, end of period                                      $    1,690,819      $    2,654,695
                                                                                 ==============      ==============
   Non cash activities:
      Increase (decrease) in Fair Value of MBS                                   $      (21,140)     $      129,720
                                                                                 ==============      ==============

                     The accompanying notes are an integral
                        part of the financial statements

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.      Accounting Policies

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and
        Regulations of the Securities and Exchange Commission. However, in the
        opinion of the general partners, Krupp Plus Corporation and Mortgage
        Services Partners Limited Partnership (collectively the "General
        Partners"), of Krupp Insured Plus-II Limited Partnership (the
        "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial
        Statements included in the Partnership's Form 10-K for the year ended
        December 31, 2001 for additional information relevant to significant accounting policies followed by the Partnership.

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
        (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March
        31, 2002 and 2001.

        The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
        Condition and Results of Operations included in this report.

2.      PIMs

        At March 31, 2002, the Partnership's remaining PIM had a fair market value of $3,250,526 and gross unrealized gains of $162,140. The
        Partnership's PIM matures in 2023.

3.      MBS

        At March 31, 2002, the Partnership's MBS portfolio had an amortized cost of approximately $17,082,593 and unrealized gains of approximately
        $685,266. At March 31, 2002, the Partnership's insured mortgage had an amortized cost of $11,489,587. The portfolio has maturities ranging from
        2007 to 2028.

4.      Changes in Partners' Equity

        A summary of changes in Partners' Equity for the three months ended
        March 31, 2002 is as follows:

                                                                                 Accumulated            Total
                                               Limited            General       Comprehensive          Partners'
                                               Partners           Partners          Income              Equity
                                             --------------      -----------      -----------       --------------
   Balance at December 31, 2001              $   34,084,355      $  (341,667)     $   706,406       $   34,449,094

   Net income                                       528,214           16,337            -                  544,551

   Quarterly distributions                         (732,776)         (15,351)         -                   (748,127)

   Change in unrealized gain on MBS                  -                  -             (21,140)             (21,140)
                                             --------------      -----------      -----------       --------------
   Balance at March 31, 2002                 $   33,879,793      $  (340,681)     $   685,266       $  34,224,378
                                             ==============      ===========      ===========       ==============

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS
    -------

    Certain statements in this Management's Discussion and Analysis of Financial
    Condition and Results of Operations and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal
    Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.
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

    Liquidity and Capital Resources

    At March 31, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.7 million as well as the cash flow provided by its investment in the remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

    The most significant demand on the Partnership's liquidity is the quarterly distributions paid to investors which are approximately $733,000. Funds for the quarterly distributions come from the monthly principal and interest payments received on the remaining PIM and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents.
    The portion of distributions attributable to the principal collections reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The
    Partnership will pay its current distribution rate of $.05 per Limited
    Partner interest per quarter in May. The Partnership anticipates making a special distribution related to the Denrich payoff in May or June. Upon payoff of the Denrich PIM, the Partnership will determine the market value of the remaining assets in the Partnership and anticipates that a final liquidating distribution will be made prior to year end.

    The Partnership's only remaining PIM investment is the Government National
    Mortgage Association ("GNMA") security backed by the first mortgage loan on
    Denrich Apartments. Presently, the borrower is finalizing the refinancing of the underlying first mortgage. The Partnership will not receive any participation interest from the Denrich Apartments due to the condition of the real estate. Proceeds from the refinancing in excess of those needed to pay off the existing mortgage are required to go back in to the property to cure the deferred maintenance and capital improvement needs at the property.
    However, the Partnership will receive a portion of the accumulated but unpaid interest that resulted from the interest rate reduction agreement entered into in June, 1995.

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

    Results of Operations

    Net income decreased in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to lower basic interest on PIMs and other interest income. This decrease was partially offset by an increase in MBS interest income and decreases in asset management fees and amortization expense. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to an MBS in May 2001. MBS
    interest increased due to the reclassification, but this increase was partially offset by the payoff of the Orchard Landing MBS in May 2001. Other interest income decreased due to significantly lower average cash balances available for short-term investing and the interest rates earned on those balances in the three-month period ended March 31, 2002 versus the same period last year. Asset management fees decreased due to the decrease in the
    Partnership's investments as a result of principal collections and payoffs.
    Amortization expense was greater during the three months ended March 31,
    2001 as compared to March 31, 2002 as a result of the remaining prepaid fees and expenses on the PIM prepayments being fully amortized as of September
    2001.

    Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    -------

    Assessment of Credit Risk

    The Partnership's investments in mortgages are guaranteed or insured by
    GNMA, Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or
    the United States Department of Housing and Urban Development ("HUD") and
    therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

    At March 31, 2002 the Partnership includes in cash and cash equivalents approximately $1.5 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

    Interest Rate Risk

    The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2002, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
           None

Item 2.  Changes in Securities
           None

Item 3.  Defaults upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other information
           None

Item 6.  Exhibits and Reports on Form 8-K
           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Krupp Insured Plus-II Limited Partnership
                                           (Registrant)

                              BY:   / s / Robert A. Barrows
                              -----------------------------------------
                              Robert A. Barrows
                              Treasurer and Chief Accounting Officer of
                              Krupp Plus Corporation, a General Partner.

Date:  May 1, 2002

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable  Cash Flow and Net Cash Proceeds
from Capital Transactions, as defined by Section 17 of the Partnership Agreement
(on a GAAP basis),  and the source of cash  distributions  for the quarter ended
March 31, 2002 and the period from inception through March 31, 2002. The General
Partners  provide certain of the information  below to meet  requirements of the
Partnership  Agreement  and  because  they  believe  that  it is an  appropriate supplemental measure of operating performance.  However, Distributable Cash Flow and Net Cash Proceeds from Capital  Transactions should not be considered by the reader as a  substitute  to net  income  as an  indicator  of the  Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                Three Months
                                                                                    Ended        Inception Through
                                                                                   3/31/02            3/31/02
                                                                                   -------           --------
                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP basis                                                         $     545         $  185,687
Items not requiring (not providing) the use of
 operating funds:
   Amortization of prepaid fees and expenses                                          -                  17,822
   Acquisition expenses paid from offering
    proceeds charged to operations                                                    -                     690
   Shared Appreciation Income/prepayment premiums                                     -                  (6,157)
   Premium Amortization                                                               -                      22
   Gain on sale of MBS                                                                -                    (377)
                                                                                   ---------         ----------
Total Distributable Cash Flow ("DCF")                                              $     545         $  197,687
                                                                                   =========         ==========

Limited Partners Share of DCF                                                      $     528         $  191,756
                                                                                   =========         ==========

Limited Partners Share of DCF per Unit (14,655,512)                                $     .03         $    13.08
                                                                                   =========         ==========

General Partners Share of DCF                                                      $      17         $    5,931
                                                                                   =========         ==========

Net Proceeds from Capital Transactions:
--------------------------------------
Principal collections on PIMs and PIM sale proceeds
 including Shared Appreciation Income/prepayment premiums                          $      13         $  174,393
Principal collections on MBS and MBS sale proceeds                                       933            100,309
Reinvestment of MBS and PIM principal collections
 and sale proceeds                                                                    -                 (41,966)
Gain on sale of MBS                                                                   -                     377
                                                                                   ---------         ----------
Total Net Proceeds from Capital Transactions                                       $     946         $  233,113
                                                                                   =========         ==========

Cash available for distribution
(DCF plus proceeds from Capital Transactions)                                      $   1,491         $  430,800
                                                                                   =========         ==========

Distributions:
   Limited Partners                                                                $     733(a)      $  423,567(b)
                                                                                   =========         ==========

   Limited Partners Average per Unit                                               $     .05(a)      $    28.90(b)(c)
                                                                                   =========         ==========

   General Partners                                                                $      17(a)      $    5,931(b)
                                                                                   =========         ==========

           Total Distributions                                                     $     750         $  429,498
                                                                                   =========         ==========

(a)  Represents all distributions paid in 2002 except February 2002 quarterly distribution and includes an estimate of the quarterly distribution to be paid in May 2002.
(b)  Includes an estimate of the quarterly distribution to be paid in May 2002.
(c)  Limited Partners average per Unit return of capital as of March 2002 is
      $15.82 [$28.90 - $13.08]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.