Form 10-Q
period 2002-06-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2002-08-14
CIK 805297

                                                      UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549

                                                        FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended                        June 30, 2002
                                              ------------------------------------------------------------------------

                                                           OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                                   to
                                              ---------------------------------    ---------------------------------------------

                                 Commission file number                  0-16817
                                                        ----------------------------------------------

                                        Krupp Insured Plus-II Limited Partnership

                         Massachusetts                                                                   04-2955007
(State or other jurisdiction of incorporation or organization)                                               (IRS              employer
identification no.)

             One Beacon Street, Boston, Massachusetts                                                                 02108
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

Yes   X    No
    -----     ------

                                           PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------

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

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                                   BALANCE SHEETS

                                                       ASSETS
                                                                        June 30,             December 31,
                                                                         2002                   2001
                                                                  -------------------   ------------------

Participating Insured Mortgages ("PIMs")(Note 2)                  $             -       $        3,101,005
Mortgage-Backed Securities and insured
   mortgage ("MBS") (Note 3)                                               14,313,515           30,211,162
                                                                  -------------------   ------------------

   Total mortgage investments                                              14,313,515           33,312,167

Cash and cash equivalents                                                  15,858,095              933,678
Interest receivable and other assets                                          112,512              221,124
                                                                  -------------------   ------------------

   Total assets                                                   $        30,284,122   $       34,466,969
                                                                  ===================   ==================

                                          LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                       $            84,855   $           17,875
                                                                  -------------------   ------------------

Partners' equity (deficit) (Note 4):

  Limited Partners
   (14,655,512 Limited Partner
      interests outstanding)                                               30,354,914           34,084,355

  General Partners                                                           (343,653)            (341,667)

  Accumulated comprehensive income                                            188,006              706,406
                                                                  -------------------   ------------------

    Total Partners' equity                                                 30,199,267           34,449,094
                                                                  -------------------   ------------------

    Total liabilities and Partners' equity                        $        30,284,122   $       34,466,969
                                                                  ===================   ==================

                                       The accompanying notes are an integral
                                          part of the financial statements.

                                      KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                    For the Three Months                   For the Six Months
                                                       Ended June 30,                        Ended June 30,
                                             ----------------------------------------------------------------------
                                                   2002              2001              2002              2001
                                             ----------------   -------------     --------------    ---------------
Revenues:
    Interest income - PIMs:
      Basic interest                         $        121,186   $     152,093     $      183,038    $       488,700
      Participation interest                            -              30,769              -                 30,769
    Interest income - MBS                             454,391         466,875          1,037,960            876,742
    Other interest income                              23,925          48,349             29,600             92,806
                                             ----------------   -------------     --------------    ---------------

      Total revenues                                  599,502         698,086          1,250,598          1,489,017
                                             ----------------  --------------     --------------    ---------------

Expenses:
    Asset management fee to an affiliate               46,328          65,651            105,917            136,740
    Expense reimbursements to affiliates               33,918          31,230             58,395             56,706
    Amortization of prepaid fees and
       expenses                                         -              25,965              -                 47,933
    General and administrative                         73,783          40,554             96,262             61,493
                                             ----------------  --------------     --------------    ---------------

      Total expenses                                  154,029         163,400            260,574            302,872
                                             ----------------  --------------     --------------    ---------------

Net income                                            445,473         534,686            990,024          1,186,145

  Other comprehensive income:

Net change in unrealized gain on MBS                 (497,260)        246,665           (518,400)           376,385
                                             ----------------  --------------     --------------    ---------------

  Total comprehensive income                 $        (51,787) $      781,351     $      471,624    $     1,562,530
                                             ================  ==============     ==============    ===============

Allocation of net income (Note 4):
  Limited Partners                           $        432,109  $      518,646     $      960,323    $     1,150,561
                                             ================  ==============     ==============    ===============

Average net income per Limited Partner
  interest (14,655,512 Limited Partner
  interests outstanding)                     $            .03  $          .04     $          .07    $           .08
                                             ================  ==============     ==============    ===============

   General Partners                          $         13,364  $       16,040     $       29,701    $        35,584
                                             ================  ==============     ==============    ===============

                   The accompanying notes are an integral part
                          of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                               For the Six Months
                                                                                  Ended June 30,
                                                                       ------------------------------------
                                                                                2002           2001
                                                                       ------------------------------------
Operating activities:
  Net income                                                           $        990,024  $        1,186,145
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of prepaid fees and expenses                                    -                  47,933
     Premium amortization                                                         -                  38,286
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets                        108,612              32,752
        Increase in liabilities                                                  66,980              18,848
                                                                       ----------------  ------------------

          Net cash provided by operating activities                           1,165,616           1,323,964
                                                                       ----------------  ------------------

Investing activities:
  Principal collections on PIMs                                               3,101,005              95,367
  Principal collections on MBS                                               15,379,247           5,078,802
                                                                       ----------------  ------------------

          Net cash provided by investing activities                          18,480,252           5,174,169
                                                                       ----------------  ------------------

Financing activities:
  Quarterly distributions                                                    (1,497,239)         (2,968,234)
  Special distribution                                                       (3,224,212)          -
                                                                       ----------------  -----------------

          Net cash used for financing activities                             (4,721,451)         (2,968,234)
                                                                       ----------------  ------------------

Net increase in cash and cash equivalents                                    14,924,417           3,529,899

Cash and cash equivalents, beginning of period                                  933,678           3,125,710
                                                                       ----------------  ------------------

Cash and cash equivalents, end of period                               $     15,858,095  $        6,655,609
                                                                       ================  ==================

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIM to a MBS                     $       -         $       14,320,749
                                                                       ================  ==================

Non cash activities:
  Increase (decrease) in Fair Value of MBS                             $       (518,400) $          376,385
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

         In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
         (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and
         2001.

         The results of operations for the three and six months ended June 30,
         2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of
         Financial Condition and Results of Operations included in this report.

2.       PIMs

         On May 15, 2002, the Partnership received $3,084,121 representing the principal proceeds on the first mortgage loan from the Denrich
         Apartments PIM. In addition, the Partnership received $100,625 from an affiliate to compensate the fund for the inability to collect the accumulated but unpaid interest that resulted from the interest rate reduction agreement entered into in June, 1995. On June 19, 2002, the
         Partnership paid a special distribution of $.22 per Limited Partner interest from the principal proceeds received.

3.       MBS

         The Partnership received a payoff of the Richmond Park Apartments MBS on June 17, 2002 for $14,073,943. The Partnership intends to pay a special distribution of $.97 per Limited Partner interest from the proceeds of the Richmond Park prepayment in the third quarter of 2002.

         At June 30, 2002, the Partnership's MBS portfolio had an amortized cost of $2,669,366 and unrealized gains of $188,006. At June 30, 2002, the
         Partnership's insured mortgage had an amortized cost of $11,456,143 and a gross unrealized gain of $515,526. The portfolio had maturities ranging from 2008 to 2028.

4.       Changes in Partners' Equity

         A summary of changes in Partners' Equity for the six months ended
         June 30, 2002 is as follows:

                                                                         Accumulated        Total
                                        Limited          General        Comprehensive      Partners'
                                        Partners         Partners          Income           Equity
                                    -------------      -----------     -------------     --------------

Balance at December 31, 2001        $  34,084,355      $  (341,667)    $     706,406     $   34,449,094

Net income                                960,323           29,701                                -                   990,024

Quarterly distributions                (1,465,552)         (31,687)          -               (1,497,239)

Special Distribution                   (3,224,212)           -               -               (3,224,212)

Change in unrealized gain
 on MBS                                     -                -              (518,400)          (518,400)
                                    -------------      -----------     -------------     --------------

Balance at June 30, 2002            $  30,354,914      $  (343,653)    $     188,006     $   30,199,267
                                    =============      ===========     =============     ==============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
-------------------------------

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $15.9 million as well as the cash flow provided by its investment in the MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $733,000. Funds for the quarterly distributions come from the monthly principal and interest payments received on the MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections reduces the capital resources of the
Partnership. As the capital resources decrease, the total cash flows to the
Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. The
Partnership will pay its current distribution rate of $.05 per Limited Partner interest per quarter in August and November. With the payoff of the Denrich PIM, the Partnership will determine the market value of the remaining assets in the
Partnership and anticipates that a final liquidating distribution will be made prior to year end.

The Partnership received a payoff of the Richmond Park Apartments MBS on June
17, 2002 for $14,073,943. The Partnership intends to pay a special distribution of $.97 per Limited Partner interest from the proceeds of the Richmond Park prepayment in the third quarter of 2002.

On May 15, 2002, the Partnership received $3,084,121 representing the principal proceeds on the first mortgage loan from the Denrich Apartments PIM. In addition, the Partnership received $100,625 from an affiliate to compensate the fund for the inability to collect the accumulated but unpaid interest that resulted from the interest rate reduction agreement entered into in June 1995.
On June 19, 2002, the Partnership paid a special distribution of $.22 per
Limited Partner interest from the principal proceeds received.

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

Results of Operations

Net income decreased in the three months ended June 30, 2002 as compared to June
30, 2001 primarily due to lower basic and participation interest on PIMs, MBS interest income and other interest income. This decrease was also due to an increase in general and administrative expenses and was partially offset by decreases in asset management fees and amortization expense. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond
Park PIM to a MBS in May 2001. Basic interest on PIMs also decreased due to the payoff of the Denrich Apartments PIM in May 2002. MBS interest decreased due to the payoff of the Orchard Landing MBS in May 2001, but this decrease was partially offset by the Richmond Park reclassification. Participation interest was greater in 2001 due to the settlement to release the Richmond Park PIM's participation features. Other interest income decreased due to significantly lower average interest rates earned on cash balances available for short-term investing in the three-month period ended June 30, 2002 versus the same period last year. General and administrative expense was higher in 2002 when compared to 2001 due to the overpayment of 2000 processing costs refunded in 2001. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs. Amortization expense was greater during the three months ended June 30, 2001 as compared to June 30, 2002 as a result of the remaining prepaid fees and expenses on the PIM prepayments being fully amortized as of September 2001.

Net income decreased in the six months ended June 30, 2002 as compared to June
30, 2001 primarily due to lower basic interest on PIMs and other interest income, and an increase in general and administrative expenses. This decrease was partially offset by an increase in MBS interest income and decreases in asset management fees and amortization expense. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to a
MBS in May 2001. Basic interest on PIMs also decreased due to the payoff of the
Denrich Apartments PIM in May 2002. MBS interest increased due to the Richmond
Park reclassification, but this increase was partially offset by the payoff of the Orchard Landing MBS in May 2001. General and administrative expense was higher in 2002 when compared to 2001 due to the overpayment of 2000 processing costs refunded in 2001. Other interest income decreased due to significantly lower average cash balances available for short-term investing and the interest rates earned on those balances in the six-month period ended June 30, 2002 versus the same period last year. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs. Amortization expense was greater during the six months ended June
30, 2001 as compared to June 30, 2002 as a result of the remaining prepaid fees and expenses on the PIM prepayments being fully amortized as of September 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by Fannie
Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States
Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At June 30, 2002 the Partnership included in cash and cash equivalents approximately $15.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June
30, 2002, the Partnership's MBS comprised the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the
Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS.

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
         None

Item 5.  Other information
         None

Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
              (99.1)Principal Executive Officer Certification pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (99.2)Chief Accounting Officer Certification pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section906 of
                    the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
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

                                                              BY:      / s / Robert A. Barrows

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

Date: August 13, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Insured Plus II Limited
Partnership (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Douglas Krupp, Co-Chariman (Principal Executive Officer),
President and Director of Krupp Plus Corporation, a General Partner of the
Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss.
906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Douglas Krupp
Douglas Krupp,
Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Insured Plus II Limited
Partnership (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Robert A. Barrows, Chief Accounting Officer of Krupp Plus
Corporation, a General Partner of the Partnership, certify, pursuant to U.S.C.
ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Robert A. Barrows
----------------------------
Robert A. Barrows,
Chief Accounting Officer