Form 10-Q
period 2002-09-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2002-11-13
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


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

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

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

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                   ----------

                                     ASSETS

                                                   September 30,   December 31,
                                                       2002            2001
                                                   -------------   ------------

Participating Insured Mortgages ("PIMs") (Note 2)  $       --      $  3,101,005
Mortgage-Backed Securities and insured
   mortgage ("MBS") (Note 3)                         14,017,812      30,211,162
                                                   ------------    ------------

   Total mortgage investments                        14,017,812      33,312,167

Cash and cash equivalents                             1,355,396         933,678
Interest receivable and other assets                     97,842         221,124
                                                   ------------    ------------

   Total assets                                    $ 15,471,050    $ 34,466,969
                                                   ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                        $     15,938    $     17,875
                                                   ------------    ------------

Partners' equity (deficit) (Note 4):

  Limited Partners
   (14,655,512 Limited Partner
      interests outstanding)                         15,618,697      34,084,355

  General Partners                                     (350,448)       (341,667)

  Accumulated comprehensive income                      186,863         706,406
                                                   ------------    ------------

    Total Partners' equity                           15,455,112      34,449,094
                                                   ------------    ------------

    Total liabilities and Partners' equity         $ 15,471,050    $ 34,466,969
                                                   ============    ============


                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   ----------

                                                 For the Three Months          For the Nine Months
                                                  Ended September 30,          Ended September 30,
                                              --------------------------   --------------------------
                                                  2002           2001          2002           2001
                                              -----------    -----------   -----------    -----------
Revenues:
    Interest income - PIMs:
      Basic interest                          $      --      $    62,349   $   183,038    $   551,049
      Participation interest                         --             --            --           30,769
    Interest income - MBS                         270,662        576,176     1,308,622      1,452,918
    Other interest income                          55,137         23,899        84,737        116,705
                                              -----------    -----------   -----------    -----------

      Total revenues                              325,799        662,424     1,576,397      2,151,441
                                              -----------    -----------   -----------    -----------
Expenses:
    Asset management fee to an affiliate           26,430         62,792       132,347        199,532
    Expense reimbursements to affiliates           33,918         31,230        92,313         87,936
    Amortization of prepaid fees and
      expenses                                       --           17,972          --           65,905
    General and administrative                     46,477         84,288       142,739        145,781
                                              -----------    -----------   -----------    -----------

      Total expenses                              106,825        196,282       367,399        499,154
                                              -----------    -----------   -----------    -----------

Net income                                        218,974        466,142     1,208,998      1,652,287

Other comprehensive income:

    Net change in unrealized gain on MBS           (1,143)       319,535      (519,543)       695,920
                                              -----------    -----------   -----------    -----------

Total comprehensive income                    $   217,831    $   785,677   $   689,455    $ 2,348,207
                                              ===========    ===========   ===========    ===========

Allocation of net income (Note 4):

    Limited Partners                          $   212,405    $   452,157   $ 1,172,728    $ 1,602,718
                                              ===========    ===========   ===========    ===========

    Average net income per Limited Partner
       interest (14,655,512 Limited Partner
       interests outstanding)                 $       .01    $       .03   $       .08    $       .11
                                              ===========    ===========   ===========    ===========

   General Partners                           $     6,569    $    13,985   $    36,270    $    49,569
                                              ===========    ===========   ===========    ===========


                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   ----------


                                                                 For the Nine Months
                                                                 Ended September 30,
                                                            ----------------------------
                                                                2002            2001
                                                            ------------    ------------
Operating activities:
  Net income                                                $  1,208,998    $  1,652,287
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of prepaid fees and expenses                      --            65,905
     Premium amortization                                           --            29,746
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets         123,282          50,427
        Increase (decrease) in liabilities                        (1,937)        136,223
                                                            ------------    ------------

          Net cash provided by operating activities            1,330,343       1,934,588
                                                            ------------    ------------

Investing activities:
  Principal collections on PIMs                                3,101,005         107,479
  Principal collections on MBS                                15,673,807       5,466,255
                                                            ------------    ------------

          Net cash provided by investing activities           18,774,812       5,573,734
                                                            ------------    ------------

Financing activities:
  Quarterly distributions                                     (2,243,378)     (4,451,752)
  Special distributions                                      (17,440,059)     (4,543,209)
                                                            ------------    ------------

          Net cash used for financing activities             (19,683,437)     (8,994,961)
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents             421,718      (1,486,639)

Cash and cash equivalents, beginning of period                   933,678       3,125,710
                                                            ------------    ------------

Cash and cash equivalents, end of period                    $  1,355,396    $  1,639,071
                                                            ============    ============

Supplemental disclosure of non-cash investing activities:
  Reclassification of investment in a PIM to a MBS          $       --      $ 14,320,749
                                                            ============    ============

Non cash activities:
  Increase (decrease) in Fair Value of MBS                  $   (519,543)   $    695,920
                                                            ============    ============


                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2002, its results of operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

      The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      On May 15, 2002, the Partnership received $3,084,121 representing the principal proceeds on the first mortgage loan from the Denrich Apartments PIM. In addition, the Partnership received $100,625 from an affiliate of the Partnership to compensate the Partnership for its inability to collect the unpaid interest that resulted from the interest rate reduction agreement entered into in June 1995. On June 19, 2002, the Partnership paid a special distribution of $.22 per Limited Partner interest from the principal proceeds received.

3.    MBS

      The Partnership received a payoff of the Richmond Park Apartments MBS on June 17, 2002 for $14,073,943. On August 28, 2002, the Partnership paid a special distribution of $.97 per Limited Partner interest from the principal proceeds received.

      At September 30, 2002, the Partnership's MBS portfolio had an amortized cost of $2,408,892 and gross unrealized gains of $186,863. At September 30, 2002, the Partnership's insured mortgage had an amortized cost of $11,422,057 and a gross unrealized gain of $713,993. The portfolio has maturities ranging from 2008 to 2028.


                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   ----------

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2002 is as follows:

                                                                    Accumulated       Total
                                     Limited         General       Comprehensive     Partners'
                                     Partners        Partners         Income          Equity
                                   ------------    ------------    -------------   ------------
Balance at December 31, 2001       $ 34,084,355    $   (341,667)   $    706,406    $ 34,449,094

Net income                            1,172,728          36,270            --         1,208,998

Quarterly distributions              (2,198,327)        (45,051)           --        (2,243,378)

Special distributions               (17,440,059)           --              --       (17,440,059)

Change in unrealized gain on MBS           --              --          (519,543)       (519,543)
                                   ------------    ------------    ------------    ------------

Balance at September 30, 2002      $ 15,618,697    $   (350,448)   $    186,863    $ 15,455,112
                                   ============    ============    ============    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2001 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.4 million as well as the cash flow provided by its investment in MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $733,000 representing $.05 per Limited Partner interest. Funds for the quarterly distributions come from the monthly principal and interest payments received on the MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. Since all of the participating loans have been repaid, the Partnership will commence closing out the Partnership by selling the remaining assets in the Partnership. The General Partners anticipates that a final liquidating distribution will be made in early 2003.

The Partnership received a payoff of the Richmond Park Apartments MBS on June 17, 2002 for $14,073,943. On August 28, 2002, the Partnership paid a special distribution of $.97 per Limited Partner interest from the principal proceeds received.

On May 15, 2002, the Partnership received $3,084,121 representing the principal proceeds on the first mortgage loan from the Denrich Apartments PIM. In addition, the Partnership received $100,625 from an affiliate of the Partnership to compensate the Partnership for its inability to collect the unpaid interest that resulted from the interest rate reduction agreement entered into in June 1995. On June 19, 2002, the Partnership paid a special distribution of $.22 per Limited Partner interest from the principal proceeds received.

Results of Operations

Net income decreased in the three months ended September 30, 2002 as compared to September 30, 2001 primarily due to decreases in MBS interest income and basic interest on PIMs . This decrease was partially offset by an increase in other interest income and decreases in general and administrative expenses and asset management fees. Basic interest on PIMs decreased due to the payoff of the Denrich Apartments PIM in May 2002. MBS interest decreased primarily due to the payoff of the Richmond Park Apartments MBS in June 2002. Other interest income increased due to higher average cash balances available for short-term investing in the three-month period ended September 30, 2002 versus the same period last year. The decrease in general and administrative expenses was due to the Partnership not being billed for the third quarter 2001 processing costs. Due to the delay, an estimate of these costs was recorded. This estimate was approximately $15,000 too high and was adjusted in the fourth quarter of 2001. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs.

Net income decreased in the nine months ended September 30, 2002 as compared to September 30, 2001 primarily due to lower basic interest on PIMs and lower MBS interest income This decrease was partially offset by decreases in asset management fees and amortization expense. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to a MBS in May 2001. In 2001, the Partnership received a payment from the borrower of the Richmond Park PIM as a settlement to release the loan's participation feature. The Partnership continued to receive the scheduled payments on the insured first mortgage and the classification of interest income was changed from PIM interest income to MBS interest income. Basic interest on PIMs also decreased due to the payoff of the Denrich Apartments PIM in May 2002. MBS interest decreased due to the payoff of the Orchard Landing MBS in May 2001 and on-going single-family MBS principal collections net of the effect of the Richmond Park reclassification. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs. Amortization expense was greater during the nine months ended September 30, 2001 as compared to September 30, 2002 as a result of the remaining prepaid fees and expenses on the PIM prepayments being fully amortized as of September 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in MBS and an insured mortgage are guaranteed and/or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), or the United States Department of Housing and Urban Development ("HUD"), and therefore, the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations. In addition, their MBS instruments carry the highest credit rating given to financial instruments. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At September 30, 2002 the Partnership included in cash and cash equivalents approximately $1.1 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2002, the Partnership's MBS and an insured mortgage comprised the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS and insured mortgage.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Principal Executive Officer and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

                                   ----------


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             (99.1) Principal Executive Officer Certification pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (99.2) Chief Accounting Officer Certification pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                 Krupp Insured Plus-II Limited Partnership
                                      (Registrant)


                                 BY:  /s/ Robert A. Barrows
                                      ---------------------
                                      Robert A. Barrows
                                      Treasurer and Chief Accounting Officer of
                                      Krupp Plus Corporation, a General Partner.


Date: November 11, 2002

Certifications

I, Douglas Krupp, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Krupp Insured Plus - II Limited Partnership;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                                /s/ Douglas Krupp
                           ---------------------------
                                  Douglas Krupp
                           Principal Executive Officer

Certifications

I, Robert A. Barrows, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Krupp Insured Plus - II Limited Partnership;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                              /s/ Robert A. Barrows
                            ------------------------
                                Robert A. Barrows
                            Chief Accounting Officer