Form 10-K/A
period 2001-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2003-01-07
CIK 805297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________to____________

        Commission file number 0-16817

                    Krupp Insured Plus-II Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                    04-2955007
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

One Beacon Street, Boston, Massachusetts                     02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code) (617) 523-0066

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes  / /    No  /X/

Aggregate market value of voting securities held by non-affiliates: Not applicable, as securities are non-voting.

Documents incorporated by reference: See Item 15

The exhibit index is located on pages 11-12.

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

The Partnership anticipates that there will be sufficient cash flow from the mortgages to meet cash requirements. To the extent that the Partnership's cash flow should be insufficient to meet the Partnership's operating expenses and liabilities, it will be necessary for the Partnership to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing. The Partnership may borrow money on an unsecured or secured basis to further the purposes of the Partnership. The Partnership may pledge mortgages as security for any permitted borrowing. The Partnership, under some circumstances, may borrow funds from any general partner or an affiliate of any general partner. However, the transaction must include interest rates and other finance charges and fees not in excess of the amounts that are charged by unaffiliated lenders for comparable loans and must satisfy other conditions specified in the partnership agreement. The Partnership has not borrowed any funds during the past and does not intend to do so in the future.

The Partnership expects that it will sell its remaining assets in the near future, because its final PIM investment will be repaid soon. Once that happens, the Partnership will proceed with an orderly liquidation of the fund.

The Partnership will not underwrite securities of other issuers, offer securities in exchange for property, invest in securities of other issuers for the purpose of exercising control or issue senior securities and has not engaged in any of these activities during the past. The Partnership has not repurchased or reacquired any of the partner interests from partners or units from unit holders in the past and does not intend to do so in the future. The Partnership may not make loans to any general partner or any affiliate of any general partner and will not make loans to any other person other than mortgage investments of the type described above.

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

The Partnership will make special distributions in the future when its PIM prepays and when it liquidates any remaining assets.

The Partnership made the following distributions to its Partners during the two years ended December 31, 2001 and 2000:

                                                       2001                             2000
                                          ----------------------------     ----------------------------
                                              Amount          Per Unit        Amount           Per Unit
                                          -------------       --------     -------------       --------
Quarterly Distributions:
   Limited Partners                       $   5,862,204       $    .40     $   5,862,204       $    .40
   General Partners                              69,366              -            97,176              -
                                          -------------                    -------------

                                              5,931,570                        5,959,380
                                          -------------                    -------------

Special Distributions:
   Limited Partners                           4,543,209       $    .31        14,802,066       $   1.01
                                          -------------                    -------------

Total Distributions                       $  10,474,779                    $  20,761,446
                                          =============                    =============

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

CRITICAL ACCOUNTING POLICY

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investment. The Partnership's policy is as follows:

Basic interest on the PIM is recognized based on the stated coupon rate of the GNMA MBS. The Partnership's recognizes interest related to the participation feature when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSESSMENT OF CREDIT RISK

The Partnership's investments in its MBS portion of its PIM and its MBS are guaranteed and/or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

INTEREST RATE RISK

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2001, the Partnership's PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                                                 Expected maturity dates ($ in thousands)
                                   ----------------------------------------------------------------------------------------------
                                                                                                              Total
                                                                                                               Face        Fair
                                     2002        2003        2004        2005        2006      Thereafter     Value      Value(1)
                                   ----------------------------------------------------------------------------------------------
Interest-sensitive assets:

MBS                                $  1,059    $    984    $    929    $    891    $    868    $   24,876    $ 29,607    $ 30,575
WAIR                                   7.56%       7.56%       7.56%       7.56%       7.56%         7.56%       7.56%

PIM                                   3,101           -           -           -           -             -       3,101       3,247
WAIR                                   8.00%       0.00%       0.00%       0.00%       0.00%         0.00%       8.00%
                                   --------    --------    --------    --------    --------    ----------    --------    --------

Total Interest-sensitive assets    $  4,160    $    984    $    929    $    891    $    868    $   24,876    $ 32,708    $ 33,822
                                   ========    ========    ========    ========    ========    ==========    ========    ========

(1) The methodology used by the Partnership to estimate the fair value of each class of financial instruments is described in Note H to the Partnership's financial statements presented in Appendix A to this report. As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its PIM investment.

     RESULTS OF OPERATIONS

     The following discussion relates to the operation of the Partnership during the years ended December 31, 2001, 2000 and 1999.

                                                                       (Amounts in thousands)
                                                               2001             2000            1999
                                                            ---------        ---------        ---------
         Interest income on PIMs:
           Basic interest                                   $     613        $   1,360        $   3,682
           Participation interest                                  31                -            1,635
         Interest income on MBS                                 2,022            1,685            1,826
         Other interest income                                    125              475              680
         Partnership expenses                                    (553)            (628)            (778)
         Amortization of prepaid fees and expenses                (66)            (122)            (898)
                                                            ---------        ---------        ---------

              Net Income                                    $   2,172        $   2,770        $   6,147
                                                            =========        =========        =========

     Net income decreased during 2001 as compared to 2000 primarily due to lower basic interest on PIMs and other interest income. This decrease was partially offset by an increase in interest income on MBS. The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to an MBS in May 2001. Interest income on MBS increased due to the reclassification, but was partially offset by the payoff of the Orchard Landing

     MBS in May 2001. Other interest income decreased due to significantly lower average interest rates earned on cash balances available for short-term investing in 2001 versus 2000.

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

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership, which is the other General Partner of the Partnership, is as follows:

                                                            Position with
                Name and Age                           Krupp Plus Corporation
                ------------                           ----------------------
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 14,655,512 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of the 2.5% general partner interest held by Krupp Plus Corporation, the 97.5% general partner interest held by Mortgage Services Partners Limited Partnership and the 100 limited partner interests (0.0007% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners or their affiliates are entitled to an asset management fee for the management of the Partnership's business, equal to .75% per annum of the value of the Partnership's actual and committed mortgage assets, payable quarterly. The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership's total invested assets provided the Unitholders have received their specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners for management services shall not exceed 10% of Distributable Cash Flow over the life of the Partnership. During 2001, Mortgage Services Partners Limited Partnership, a General Partner, received $261,650 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain costs incurred in connection with maintaining the books and records of the Partnership the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. During 2001, the Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $119,166 in reimbursements.

During 2001, the General Partners received distributions totaling $69,366 related to their 3% share of Distributable Cash Flow.

ITEM 14. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     RICHMOND PARK APARTMENTS

     (10.5) Prospectus for GNMA Pool No. 260865 (PL) [Exhibit 1 to Registrant's Report on Form 8-K dated August 30, 1989 (File No. 0-16817)].*

(99) Other:

     (99.1)    Principal Executive Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

     (99.2)    Chief Accounting Officer Certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

* Incorporated by reference.
+ Filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of January, 2003.


                                   KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   By: Krupp Plus Corporation,
                                     a General Partner



                                   By: /s/ Douglas Krupp
                                      ------------------
                                     Douglas Krupp, President, Co-Chairman
                                     (Principal Executive Officer) and
                                     Director of Krupp Plus Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 7th day of January, 2003.

      SIGNATURES                TITLE(S)

 /s/ Douglas Krupp              President, Co-Chairman (Principal Executive
--------------------------           Officer) and Director of Krupp Plus
Douglas Krupp                        Corporation, a General Partner


 /s/ George Krupp               Co-Chairman (Principal Executive Officer) and
--------------------------           Director of of Krupp Plus Corporation,
George Krupp                         a General Partner


 /s/ Peter F. Donovan           Senior Vice President of Krupp Plus Corporation,
--------------------------           a General Partner
Peter F. Donovan


 /s/ Robert A. Barrows          Treasurer and Chief Accounting Officer of Krupp
--------------------------           Plus Corporation, a General Partner
Robert A. Barrows

CERTIFICATIONS

     I, Douglas Krupp, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Krupp Insured Plus - II Limited Partnership;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     Date: January 7, 2003


                                                    /s/ Douglas Krupp
                                                ---------------------------
                                                       Douglas Krupp
                                                Principal Executive Officer

CERTIFICATIONS

     I, Robert A. Barrows, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Krupp Insured Plus - II Limited Partnership;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     Date: January 7, 2003


                                                 /s/ Robert A. Barrows
                                                ------------------------
                                                   Robert A. Barrows
                                                Chief Accounting Officer

                                   APPENDIX A

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   ----------


                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   ----------

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

                                   ----------

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


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 2002

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                   ----------

                                                                                   2001                 2000
                                                                              -------------        -------------
                                     ASSETS

Participating Insured Mortgages ("PIMs")
  (Notes B, C and H)                                                          $   3,101,005        $  17,541,596
Mortgage-Backed Securities and insured
  mortgage ("MBS") (Notes B, D and H)                                            30,211,162           21,247,646
                                                                              -------------        -------------

      Total mortgage investments                                                 33,312,167           38,789,242

Cash and cash equivalents (Notes B, C and H)                                        933,678            3,125,710
Interest receivable and other assets                                                221,124              275,591
Prepaid acquisition fees and expenses, net of
  accumulated amortization of $0 and $733,572, respectively (Note B)                      -               65,905
                                                                              -------------        -------------

      Total assets                                                            $  34,466,969        $  42,256,448
                                                                              =============        =============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                   $      17,875        $      17,889
                                                                              -------------        -------------

Partners' equity (deficit) (Notes A, C and E):

Limited Partners
  (14,655,512 Limited Partner interest outstanding)                              34,084,355           42,383,344

General Partners                                                                   (341,667)            (337,448)

Accumulated comprehensive income (Note B)                                           706,406              192,663
                                                                              -------------        -------------

      Total Partners' equity                                                     34,449,094           42,238,559
                                                                              -------------        -------------

      Total liabilities and Partners' equity                                  $  34,466,969        $  42,256,448
                                                                              =============        =============

                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                    2001                  2000                 1999
                                                               ---------------      ----------------      --------------
Revenues:
   Interest income - PIMs:
     Basic interest                                            $       613,152      $      1,360,247      $    3,681,868
     Participation interest                                             30,769                     -           1,634,686
   Interest income - MBS                                             2,021,867             1,685,246           1,826,026
   Other interest income                                               124,846               474,953             680,085
                                                               ---------------      ----------------      --------------

          Total revenues                                             2,790,634             3,520,446           7,822,665
                                                               ---------------      ----------------      --------------

Expenses:
   Asset management fee to an affiliate (Note F)                       261,650               299,983             496,464
   Expense reimbursement to affiliates (Note F)                        119,166               125,209              94,160
   Amortization of prepaid fees and expenses (Note B)                   65,905               122,275             898,457
   General and administrative                                          172,342               202,601             186,866
                                                               ---------------      ----------------      --------------

          Total expenses                                               619,063               750,068           1,675,947
                                                               ---------------      ----------------      --------------

Net income (Notes E and G)                                           2,171,571             2,770,378           6,146,718

Other Comprehensive Income:

   Net change in unrealized gain  on MBS                               513,743                87,582            (435,431)
                                                               ---------------      ----------------      --------------

Total Comprehensive Income                                     $     2,685,314      $      2,857,960      $    5,711,287
                                                               ===============      ================      ==============

Allocation of net income (Notes E and G.):

   Limited Partners                                            $     2,106,424      $      2,687,267      $    5,962,316
                                                               ===============      ================      ==============

   Average net income per Limited Partner
   Interest (14,655,512 Limited Partner
     interests outstanding)                                    $           .14      $            .18      $          .41
                                                               ===============      ================      ==============

   General Partners                                            $        65,147      $         83,111      $      184,402
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

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                                      Accumulated            Total
                                                   Limited            General        Comprehensive        Partners'
                                                  Partners           Partners            Income             Equity
                                               -------------       ------------      -------------      -------------
Balance at December 31, 1998                   $ 117,123,621       $   (290,140)     $     540,512      $ 117,373,993

Net income                                         5,962,316            184,402                  -          6,146,718

Quarterly distributions                          (11,138,189)          (217,645)                 -        (11,355,834)

Special distributions                            (51,587,401)                 -                  -        (51,587,401)

Change in unrealized gain on MBS                           -                  -           (435,431)          (435,431)
                                               -------------       ------------      -------------      -------------

Balance at December 31, 1999                      60,360,347           (323,383)           105,081         60,142,045

Net income                                         2,687,267             83,111                  -          2,770,378

Quarterly distributions                           (5,862,204)           (97,176)                 -         (5,959,380)

Special distributions                            (14,802,066)                 -                  -        (14,802,066)

Change in unrealized gain on MBS                           -                  -             87,582             87,582
                                               -------------       ------------      -------------      -------------

Balance at December 31, 2000                      42,383,344           (337,448)           192,663         42,238,559

Net income                                         2,106,424             65,147                  -          2,171,571

Quarterly distributions                           (5,862,204)           (69,366)                 -         (5,931,570)

Special distributions                             (4,543,209)                 -                  -         (4,543,209)

Change in unrealized gain on MBS                           -                  -            513,743            513,743
                                               -------------       ------------      -------------      -------------

Balance at December 31, 2001                   $  34,084,355       $   (341,667)     $     706,406      $  34,449,094
                                               =============       ============      =============      =============

                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                     2001                 2000                 1999
                                                                -------------        --------------       -------------
Operating activities:
 Net income                                                     $   2,171,571        $    2,770,378       $   6,146,718
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization of prepaid fees and expenses                           65,905               122,275             898,457
   Premium Amortization                                                22,153                     -                   -
   Shared Appreciation Interest and prepayment premiums                     -                     -          (1,162,777)
   Changes in assets and liabilities:
       Decrease in interest receivable
          and other assets                                             54,467               102,695             352,543
       Decrease in liabilities                                            (14)               (2,059)           (232,821)
                                                                -------------        --------------       -------------

            Net cash provided by operating activities               2,314,082             2,993,289           6,002,120
                                                                -------------        --------------       -------------

Investing activities:
   Principal collections on PIMs including Shared Appreciation
       Interest and prepayment premium of $1,162,777 in 1999          119,842             8,682,792          57,196,596
   Principal collections on MBS                                     5,848,823             1,117,892           2,078,965
                                                                -------------        --------------       -------------

            Net cash provided by investing activities               5,968,665             9,800,684          59,275,561
                                                                -------------        --------------       --------------

Financing activities:
   Quarterly distributions                                         (5,931,570)           (5,959,380)        (11,355,834)
   Special distributions                                           (4,543,209)          (14,802,066)        (51,587,401)
                                                                -------------        --------------       -------------

            Net cash used for financing activities                (10,474,779)          (20,761,446)        (62,943,235)
                                                                -------------        --------------       -------------

Net (decrease) increase in cash and equivalents                    (2,192,032)           (7,967,473)          2,334,446

Cash and cash equivalents, beginning of year                        3,125,710            11,093,183           8,758,737
                                                                -------------        --------------       -------------

Cash and cash equivalents, end of year                          $     933,678        $    3,125,710       $  11,093,183
                                                                =============        ==============       =============

Supplemental disclosure of non-cash investing activities:
    Reclassification of investment in a PIM to MBS              $  14,320,749        $            -       $           -
                                                                =============        ==============       =============

 Non cash activities:
    Increase (decrease) in fair value of MBS                    $     513,743        $       87,582       $    (435,431)
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

     MBS

     The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as the Partnership expects that a portion of the MBS portfolio will remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity.

     The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method. The Partnership also holds a Federal Housing Administration ("FHA") insured mortgage which is classified as MBS. The Partnership holds this loan at amortized cost and does not establish loan loss reserves on this investment as it is fully insured by the FHA.

     PIMs

     The Partnership accounts for its MBS portion of a PIM investment in accordance with FAS 115, under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost.

     Basic interest on the PIM is recognized based on the stated coupon rate of the Government National Mortgage Association ("GNMA") MBS. The Partnership's recognizes interest related to the participation feature when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies resolved.

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

                                   ----------

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

     The participation features consist of the following: (i) "Minimum Additional Interest" equal to .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" is 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month and (iii) "Shared Appreciation Interest" is 25% of any increase in the value of the underlying property in excess of a specified base. Payment of Minimum Additional Interest and Shared Income Interest from the operations of the property is limited to 50% of net revenue or Surplus Cash as defined by HUD.

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   ----------

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

                                   ----------

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

     The Partnership's PIMs consisted of the following at December 31, 2001 and 2000:

                                                                                                 Investment Basis at
                                                                                                     December 31,
                              Original        Interest      Maturity       Monthly        --------------------------------
GNMA                         Face Amount      Rates(a)      Dates(e)      Payment(f)           2001              2000
--------------------       --------------    ----------    ---------      ----------      -------------      -------------
Denrich Apartments
Philadelphia, PA           $    3,500,000        8%         12/15/23      $   24,800      $   3,101,005      $   3,148,969
                                                  (b)(c)
                                                  (d)(g)

Richmond Park(h)
Richmond Heights, OH           16,000,000        -                 -               -                  -         14,392,627
                           --------------                                                 -------------      -------------

                           $   19,500,000                                                 $   3,101,005(j)   $  17,541,596
                           ==============                                                 =============      =============

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

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   ----------

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

(i) The aggregate cost of the PIM for federal income tax purposes is $3,101,005.

     A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2001 is as follows:

                                                        2001                  2000                1999
                                                   --------------        --------------      --------------
Balance at beginning of period                     $   17,541,596        $   26,224,388      $   82,258,207

Deductions during period:
   Prepayments and principal collections                 (119,842)           (8,682,792)        (56,033,819)
   Reclass to MBS                                     (14,320,749)                    -                   -
                                                   --------------        --------------      --------------

Balance at end of period                           $    3,101,005        $   17,541,596      $   26,224,388
                                                   ==============        ==============      ==============

The underlying mortgage of the Denrich Apartments PIM is collateralized by a multi-family apartment complex located in Philadelphia, Pennsylvania. The apartment complex has 89 units.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   ----------

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

                                                                        Unrealized
                Maturity Date                      Fair Value              Gain
               ---------------                   --------------        -------------
                2002 - 2006                      $            -        $           -
                2007 - 2011                           1,643,717              159,611
                2012 - 2028                          28,931,208              910,558
                                                 --------------        -------------

                   Total                         $   30,574,925        $   1,070,169
                                                 ==============        =============

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

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   ----------

E.   PARTNERS' EQUITY, continued

     As of December 31, 2001, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                                       Corporate                           Accumulated
                                                        Limited           General         Comprehensive
                                   Unitholders          Partner          Partners             Income              Total
                                 --------------      ------------      ------------       -------------      --------------
Capital contributions            $  292,176,381      $      2,000      $      3,000       $           -      $  292,181,381

Syndication costs                   (15,580,734)                -                 -                   -         (15,580,734)

Quarterly distributions            (249,750,539)           (1,740)       (5,898,928)                  -        (255,651,207)

Special distributions              (172,347,642)           (1,176)                -                   -        (172,348,818)

Net income                          179,586,552             1,253         5,554,261                   -         185,142,066

Unrealized gains on MBS                       -                 -                 -             706,406             706,406
                                 --------------      ------------      ------------       -------------      --------------

Total at December 31, 2001       $   34,084,018      $        337      $   (341,667)      $     706,406      $   34,449,094
                                 ==============      ============      ============       =============      ==============

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

                                   ----------

G.   FEDERAL INCOME TAXES

     The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership's 2001 federal income tax return is as follows:

     Net income per statement of income                              $    2,171,571

     Less: Book to tax difference for amortization of
             prepaid fees and expenses                                     (232,139)
                                                                     --------------

     Net income for federal income tax purposes                      $    1,939,432
                                                                     ==============

     The allocation of the 2001 net income for federal income tax purposes is as follows:

                                                                          Portfolio
                                                                           Income
                                                                       --------------
              Unitholders                                              $    1,881,236
              Corporate Limited Partner                                            13
              General Partners                                                 58,183
                                                                       --------------

                                                                       $    1,939,432
                                                                       ==============

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

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                                   ----------

H.   FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS, continued

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

     At December 31, 2001 and 2000, the estimated fair values of the Partnership's financial instruments are as follows (amounts rounded to nearest thousand):

                                                               2001                             2000
                                                     ------------------------       -----------------------
                                                       Fair         Carrying           Fair       Carrying
                                                       Value          Value           Value         Value
                                                     ---------      ---------       ---------     ---------
     Cash and cash equivalents                       $     934      $     934       $   3,126     $   3,126

     MBS and insured mortgages                          30,575         30,211          21,451        21,248

     PIMs                                                3,247          3,101          17,588        17,542
                                                     ---------      ---------       ---------     ---------

                                                     $  34,756      $  34,246       $  42,165     $  41,916
                                                     =========      =========       =========     =========