Form 10-K
period 2002-12-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2003-03-31
CIK 805297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-16817

Krupp Insured Plus-II Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts	04-2955007
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (617) 523-0066

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☒

Aggregate market value of voting securities held by non-affiliates:  Not applicable, as securities are non-voting.

Documents incorporated by reference: See Item 15

The exhibit index is located on pages 9-10.

PART I

This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.                                                     BUSINESS

Krupp Insured Plus-II Limited Partnership (the “Partnership”) is a Massachusetts limited partnership which was formed on October 29, 1986.  The Partnership raised approximately $292 million through a public offering of Limited Partner interests evidenced by units of depositary receipts (“Units”) and used the investable proceeds primarily to acquire participating insured mortgages (“PIMs”) and mortgage-backed securities and insured mortgages (“MBS”).  The Partnership considers itself to be engaged only in the industry segment of investment in mortgages.

The Partnership has investments in MBS collateralized by single-family or multi-family mortgage loans issued or originated by Fannie Mae, the Department of Housing and Urban Development (“HUD”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively and HUD insures its own direct mortgage loans.  The Partnership’s investments are not expected to be subject to seasonal fluctuations.

As a result of the payoff of the Denrich Apartments PIM, the Partnership is in the process of winding up its business, which it expects to complete in the first half of 2003. The Partnership will sell its remaining MBS and then make a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of December 31, 2002 from the going-concern basis to the liquidation basis of accounting.

The Partnership will not underwrite securities of other issuers, offer securities in exchange for property, invest in securities of other issuers for the purpose of exercising control or issue senior securities and has not engaged in any of these activities during the past.  The Partnership has not repurchased or reacquired any of the Limited Partner interests from the Limited Partners or Units from Unitholders in the past and does not intend to do so in the future.  The Partnership may not make loans to any General Partner or any affiliate of any General Partner and will not make loans to any other entity other than mortgage investments of the type described above.

The requirements for compliance with federal, state and local regulations to date have not had a material adverse effect on the Partnership’s operations, and no material adverse effect is anticipated in the future.

As of December 31, 2002, no personnel were directly employed by the Partnership.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2002 was approximately 12,300.  One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for quarterly distributions until the Partnership is liquidated.

On August 28, 2002, the Partnership paid a special distribution of $.97 per Limited Partner interest from the Richmond Park Apartments MBS principal proceeds received during June 2002 in the amount of $14,073,943.

On June 19, 2002, the Partnership paid a special distribution of $.22 per Limited Partner interest from the Denrich Apartments PIM principal proceeds received during May 2002 in the amount of $3,084,121.

On July 18, 2001, the Partnership paid a special distribution of $.31 per Limited Partner interest from the Orchard Landing MBS principal proceeds received during May 2001 in the amount of $4,440,315.

The Partnership will make a final special distribution in the first half of 2003 when it liquidates its remaining assets.

The Partnership made the following distributions to its Partners during the two years ended December 31, 2002 and 2001:

	2002		2001
	Amount	Per Unit	Amount	Per Unit

Quarterly Distributions:
Limited Partners	$2,931,103	$.20	$5,862,204	$.40
General Partners	51,621	—	69,366	—

	2,982,724		5,931,570

Special Distributions:
Limited Partners	17,440,059	$1.19	4,543,209	$.31

Total Distributions	$20,422,783		$10,474,779

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership’s financial position and operating results.  This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8, (Appendix A) of this report, respectively.

	2002	2001	2000	1999	1998

Total revenues	$2,061,435	$2,790,634	$3,520,446	$7,822,665	$15,335,618

Net income	1,570,499	2,171,571	2,770,378	6,146,718	12,017,670
Net income allocated to:
Limited Partners (“LP”)	1,523,384	2,106,424	2,687,267	5,962,316	11,657,140
Average per LP interest	.10	.14	.18	.41	.80

General Partners	47,115	65,147	83,111	184,402	360,530
Total assets at:
December 31	15,117,310	34,466,969	42,256,448	60,161,993	117,626,762

Distributions to:
Quarterly to LPs	2,931,103	5,862,204	5,862,204	11,138,189	16,414,173
Average per LP interest	.20	.40	.40	.76	1.12

Specials to LPs	17,440,059	4,543,209	14,802,066	51,587,401	56,716,830
Average per LP interest	1.19	.31	1.01	3.52	3.87

General Partners	51,621	69,366	97,176	217,645	385,355

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; uninsured losses and potential conflicts of interest between the Partnership and its affiliates, including the General Partners.

Liquidity and Capital Resources

At December 31, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.3 million as well as the cash flow provided by its investments in MBS and interest earned on the Partnership’s cash and cash equivalents.  The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations during its liquidation.

As a result of the payoff of the Denrich Apartments PIM, the Partnership is in the process of winding up its business, which it expects to complete in the first half of 2003. The Partnership will sell its remaining MBS and then make a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of December 31, 2002 from the going-concern basis to the liquidation basis of accounting.

The Partnership received a payoff of the Hampton Place insured mortgage on March 5, 2003 for $11,363,788.  The Partnership also received a prepayment premium of $113,638 from this payoff.  The Partnership anticipates payment of a special distribution of $.79 per Limited Partner interest from the proceeds received to be paid in the first half of 2003.

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

During May 2001, the Partnership received a payoff of the Orchard Landing MBS in the amount of $4,440,315.  On July 18, 2001 the Partnership paid a special distribution of $.31 per Limited Partner interest from the principal proceeds received.

Also during May 2001, the Partnership received $30,769 from the borrowers of the Richmond Park PIM as a settlement to release the loan’s participation features.  The property was not generating sufficient cash flow to pay any participation from property operations nor did it have sufficient appreciation in value to meet the threshold to pay any participation based on value if the property was sold or refinanced.  Considering the property’s physical condition, there was little likelihood that its status would improve.  Rental rate increase and occupancy levels had been difficult to achieve.  Consequently, all of the cash flow generated by the property went back into operations.  While the borrower had assured the Partnership that the insured first mortgage debt was serviced, no major capital improvements were undertaken to enhance the property’s leasing efforts.  Furthermore, routine maintenance and repairs were beginning to be prioritized according to need and available cash.  The condition of the property and its inability to generate sufficient cash flow seriously impaired the ability of the borrower to either sell the property or refinance it without taking a loss.  The borrower’s business plan was to make a significant investment in the property to correct deferred maintenance and functional obsolescence and to market it for leasing in order to reposition the property for a successful sale or refinance.  The borrowers were unwilling to make the significant investments necessary while the property was encumbered with the PIM’s participation features.  As a result, the borrowers requested a release of the participation features while keeping the insured first mortgage in place until the property turned around.  The General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds based on the property’s physical condition.  Upon this settlement, the insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS as the only remaining portion of the investment was a GNMA MBS.  The Partnership also reclassified this investment as available-for-sale concurrent with the release of the participation feature.  The Partnership continued to receive the scheduled principal and interest payments on the first mortgage until it was paid in full.

On March 30, 2000, the Partnership paid a special distribution of $.58 per Limited Partner interest from the prepayment proceeds received during February 2000 on the Greenhouse Apartments PIM in the amount of $8,428,984.  The underlying property was foreclosed on by the first mortgage lender in January 1999.  The Partnership continued to receive its full principal and basic interest payments due on the PIM while the underlying mortgage was in default because those payments were guaranteed by GNMA. The Partnership did not receive any participation interest from this transaction.

On January 11, 2000, the Partnership paid a special distribution of $.43 per Limited Partner interest from the Saratoga Apartments PIM prepayment proceeds received in December 1999 in the amount of $6,204,960. The underlying property value had not increased sufficiently to meet the criteria for the Partnership to earn any participation interest.

Critical Accounting Policy

The Partnership’s critical accounting policy relates to the Partnership’s estimates included in its liquidation basis accounting statements.  The Partnership’s policy is as follows:

The Partnership is in the process of winding up its business, which it expects to complete in the first half of 2003. After the sale of the Partnership’s MBS, the Partnership will make a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of December 31, 2002 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $2,500, which primarily relates to final tax preparation work including the issuance of final K-1 statements to the partners.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership’s investments in MBS are guaranteed and/or insured by Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At December 31, 2002 the Partnership included in cash and cash equivalents approximately $998,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership’s net income, comprehensive income or financial condition to adverse movements in interest rates.  At December 31, 2002, the Partnership’s MBS comprised the majority of the Partnership’s assets.  Decreases in interest rates may accelerate the prepayment of the Partnership’s investments.  Increases in interest rates may decrease the proceeds from a sale of the MBS.

The table below provides information about the Partnership’s financial instruments that are sensitive to changes in interest rates.  For mortgage investments, the table presents principal cash flows and related weighted average interest rates (“WAIR”) by expected maturity dates.  The expected maturity date is 2003 due to the plan of liquidation.

	Expected maturity dates ($ in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total Face Value	Fair Value(1)

Interest-sensitive assets:

MBS	$13,548	$—	$—	$—	$—	$—	$13,548	$13,682
WAIR	7.56%						7.56%

(1)     The methodology used by the Partnership to estimate the fair value of financial instruments is described in Note H to the Partnership’s financial statements presented in Appendix A to this report.

Also included in the Partnership’s assets are cash and cash equivalents.  Due to the short term maturity of these investments, generally less than three months, the Partnership is not exposed to significant interest rate risk on these investments.

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2002, 2001 and 2000.

	(Amounts in thousands)
	2002	2001	2000

Interest income on PIMs:
Basic interest	$183	$613	$1,360
Participation interest	—	31	—
Interest income on MBS	1,569	2,022	1,685
Other interest income	309	125	475
Partnership expenses	(491)	(553)	(628)
Amortization of prepaid fees and expenses	—	(66)	(122)

Net Income	$1,570	$2,172	$2,770

Net income decreased in 2002 as compared to 2001 primarily due to lower basic interest on PIMs and lower MBS interest income.  This decrease was partially offset by an increase in other interest income and decreases in asset management fees.  The reduction in basic interest on PIMs is primarily due to the reclassification of the Richmond Park PIM to a MBS in May 2001.  In 2001, the Partnership received a payment from the borrower of the Richmond Park PIM as a settlement to release the loan’s participation feature.  The Partnership continued to receive the scheduled payments on the insured first mortgage and the classification of interest income was changed from PIM interest income to MBS interest income.  Basic interest on PIMs also decreased due to the payoff of the Denrich Apartments PIM in May 2002.  MBS interest decreased due to the payoff of the Richmond Park Apartments MBS in June 2002 and the payoff of the Orchard Landing MBS in May 2001.  MBS interest income also decreased due to on-going single-family MBS principal collections.  Other interest income increased due to the receipt of interest income earned on the float from the Partnership’s distribution account.  Asset management fees decreased due to the decrease in the Partnership’s investments as a result of principal collections and payoffs.

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

None.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers.  Information as to the directors and executive officers of Krupp Plus Corporation which is a General Partner of the Partnership and is the general partner of Mortgage Services Partners Limited Partnership, which is the other General Partner of the Partnership, is as follows:

Name and Age	Position with Krupp Plus Corporation

Douglas Krupp (56)	President, Co-Chairman of the Board and Director
George Krupp (58)	Co-Chairman of the Board and Director
Peter F. Donovan (49)	Senior Vice President
Ronald Halpern (61)	Senior Vice President
Alan Reese (49)	Vice President and Treasurer
Carol J.C. Mills (53)	Vice President

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of two operating companies through private equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he also received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of two operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969.  Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master’s Degree in History from Brown University.  Douglas and George Krupp are brothers.

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January 1998.  In this capacity, he oversees the strategic growth plans of this mortgage banking firm.  Berkshire Mortgage Finance is the 12th largest commercial mortgage servicer in the United States with a servicing and asset management portfolio of  $16.4 billion. Previously he served as President of Berkshire Mortgage Finance from January 1993 to January 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm.  Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations.  Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.  Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern is President and COO of Berkshire Mortgage Finance.  He has served in these positions since January 1998 and in this capacity, he is responsible for the overall operations of the Company.  Prior to January 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices.  Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the Mortgage Bankers Association Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

Alan Reese is the Executive Vice President, Corporate Operations and Chief Financial Officer of Berkshire Mortgage Finance.  Mr. Reese joined Berkshire Mortgage Finance in February of 2003 and is currently responsible for the accounting, financial planning and reporting, treasury, information technology, mortgage trading desk and loan servicing functions.  Prior to joining Berkshire Mortgage Finance, Mr. Reese was the Chief Financial Officer of Visible Markets, Inc. from 2000 to 2001 and was engaged in business as a consultant from 2001-January, 2003.  Prior to Visible Markets, Inc., he was the Senior Vice President and Chief Financial Officer of Mortgage Lenders Network USA, Inc. from 1998-2000.  Mr. Reese held several positions with

BankBoston Corporation from 1990 to 1998 and most recently held the position of Director of Operations, National Consumer Lending from 1996-1998.  In addition, Mr. Reese was employed with Coopers & Lybrand from 1976 to 1990, and was a partner from 1987-1990.  Mr. Reese presently serves on the Board of Trustees for Berklee College of Music.  He received a B.B.A. degree from the University of Wisconsin – Eau Claire and is a Certified Public Accountant.

Carol J.C. Mills is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $16.4 billion portfolio of loans.  Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999.  From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, Massachusetts.  Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University.  Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate, the Mortgage Bankers Association and the Servicing Advisory Council for Freddie Mac.

ITEM 11.                                               EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership’s 14,655,512 outstanding Limited Partner interests.  The only interests held by management or its affiliates consist of the 2.5% General Partner interest held by Krupp Plus Corporation, the 97.5% General Partner interest held by Mortgage Services Partners Limited Partnership and the 100 Limited Partner interests (0.0007% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the “Limited Partners”) and 3% to the General Partners.

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

Upon the occurrence of a Terminating Capital Transaction, as defined in the Partnership Agreement, the net cash proceeds and winding up of the affairs of the Partnership will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner’s capital accounts, second, to the Limited Partners until they have received a return of their total invested capital, third, to the General Partners until they have received a return of their total invested capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

Profits arising from a capital transaction will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners or their affiliates are entitled to an asset management fee for the management of the Partnership’s business, equal to .75% per annum of the value of the Partnership’s actual and committed mortgage assets, payable quarterly (the “Asset Management Fee”).  The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership’s total invested assets provided the Unitholders have received their specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners for management services shall not exceed 10% of Distributable Cash Flow over the life of the Partnership.  During 2002, Mortgage Services Partners Limited Partnership, a General Partner, received $158,174 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain costs incurred in connection with maintaining the books and records of the Partnership the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.  During 2002, the Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $126,236 in reimbursements.

During 2002, the General Partners received distributions totaling $51,621 related to their 3% share of Distributable Cash Flow.

ITEM 14.                                               CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Principal Executive Officer and Chief Accounting Officer of Krupp Plus Corporation, a General Partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  Based upon that evaluation, the Principal Executive Officer and the Chief Accounting Officer concluded that the Partnership’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Annual Report on Form 10-K.

(b) Changes in Internal Controls

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART IV

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

(b)                                 Reports on Form 8-K

During the last quarter of the year ended December 31, 2002, the Partnership did not file any reports on Form 8-K.

(c)                                  Exhibits:

Number and Description

Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)                                  Instruments defining the rights of security holders including indentures:

(4.1)                         Amended and Restated Agreement of Limited Partnership dated as of May 29, 1987 [Exhibit A to Prospectus included in Post Effective Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-9889)].*

(4.2)                         Second Amendment to Agreement of Limited Partnership dated as of June 17, 1987 [Exhibit 4.6 in Post Effective Amendment No. l of Registrant’s Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-9889)].*

(4.3)                         Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Amended and Restated Agreement of Limited Partnership [Exhibit D to Prospectus included in Post Effective Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated June 18, 1987 (File No. 33-9889)].*

(4.4)                         Copy of Amended Certificate of Limited Partnership filed with the Massachusetts Secretary of State on April 28, 1987.  [Exhibit 4.4 in Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated May 14, 1987 (File No. 33-9889)].*

(10)                            Material Contracts:

(10.1)                   Form of agreement between the Partnership and Krupp Mortgage Corporation.  [Exhibit 10.3 in Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated May 14, 1987 (File No. 33-9889)].*

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

+ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

By:	Krupp Plus Corporation,
a General Partner

By:	/s/ Douglas Krupp
Douglas Krupp, President, Co-Chairman (Principal Executive Officer) and Director of Krupp Plus Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2003.

Signatures	Title(s)

/s/ Douglas Krupp	President, Co-Chairman (Principal Executive Officer) and
Douglas Krupp	Director of Krupp Plus Corporation, a General Partner

/s/ George Krupp	Co-Chairman (Principal Executive Officer) and Director of
George Krupp	Krupp Plus Corporation, a General Partner

/s/ Peter F. Donovan	Senior Vice President of Krupp Plus Corporation, a General Partner
Peter F. Donovan

/s/ Alan Reese	Treasurer and Chief Accounting Officer of Krupp Plus
Alan Reese	Corporation, a General Partner

Certifications

I, Douglas Krupp, certify that:

1.               I have reviewed this annual report on Form 10-K of Krupp Insured Plus - II Limited Partnership;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to   state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Douglas Krupp
Douglas Krupp
Principal Executive Officer

Certifications

I, Alan Reese, certify that:

1.               I have reviewed this annual report on Form 10-K of Krupp Insured Plus - II Limited Partnership;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to   state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Alan Reese
Alan Reese
Chief Accounting Officer

APPENDIX A

KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

(In Liquidation as of December 31, 2002)

FINANCIAL STATEMENTS AND SCHEDULE

ITEM 8 of FORM 10-K

ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2002

KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

(In Liquidation as of December 31, 2002)

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Krupp Insured Plus-II Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Insured Plus- II Limited Partnership (the “Partnership”) at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note B to the financial statements, the Partnership has changed its basis of accounting as of December 31, 2002, and for the periods subsequent to December 31, 2002, from the going-concern basis to the liquidation basis of accounting.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2003

KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

STATEMENT OF NET ASSETS IN LIQUIDATION AT DECEMBER 31, 2002

AND

BALANCE SHEET AT DECEMBER 31, 2001

	2002	2001
ASSETS

Participating Insured Mortgages (“PIMs”) (Notes C and H)	$—	$3,101,005

Mortgage-Backed Securities and insured mortgage (“MBS”) (Notes B, D, H and I)	13,681,978	30,211,162

Total mortgage investments	13,681,978	33,312,167

Cash and cash equivalents (Notes B, C and H)	1,339,659	933,678
Interest receivable and other assets	95,673	221,124

Total assets	$15,117,310	$34,466,969

LIABILITIES AND PARTNERS’ EQUITY

Liabilities	$44,509	$17,875

Partners’ equity (deficit) (Notes A, C and E):

Limited Partners (14,655,512 Limited Partner interests outstanding)	15,236,577	34,084,355

General Partners	(346,173)	(341,667)

Accumulated comprehensive income (Note B)	182,397	706,406

Total Partners’ equity	15,072,801	34,449,094

Total net assets in liquidation at December 31, 2002 and total liabilities and Partners’ equity at December 31, 2001	$15,117,310	$34,466,969

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Liquidation as of December 31, 2002)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Interest income - PIMs:
Basic interest	$183,038	$613,152	$1,360,247
Participation interest	—	30,769	—
Interest income - MBS	1,569,075	2,021,867	1,685,246
Other interest income	309,322	124,846	474,953

Total revenues	2,061,435	2,790,634	3,520,446

Expenses:
Asset management fee to an affiliate (Note F)	158,174	261,650	299,983
Expense reimbursement to affiliates (Note F)	126,236	119,166	125,209
Amortization of prepaid fees and expenses	—	65,905	122,275
General and administrative	206,526	172,342	202,601

Total expenses	490,936	619,063	750,068

Net income (Notes E and G)	1,570,499	2,171,571	2,770,378

Other Comprehensive Income:

Net change in unrealized gain on MBS	(524,009)	513,743	87,582

Total Comprehensive Income	$1,046,490	$2,685,314	$2,857,960

Allocation of net income (Notes E and G.):

Limited Partners	$1,523,384	$2,106,424	$2,687,267

Average net income per Limited Partner
Interest (14,655,512 Limited Partner interests outstanding)	$.10	$.14	$.18

General Partners	$47,115	$65,147	$83,111

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

(In Liquidation as of December 31, 2002)

For the Years Ended December 31, 2002, 2001 and 2000

	Limited Partners	General Partners	Accumulated Comprehensive Income	Total Partners’ Equity

Balance at December 31, 1999	$60,360,347	$(323,383)	$105,081	$60,142,045

Net income	2,687,267	83,111	—	2,770,378

Quarterly distributions	(5,862,204)	(97,176)	—	(5,959,380)

Special distributions	(14,802,066)	—	—	(14,802,066)

Change in unrealized gain on MBS	—	—	87,582	87,582

Balance at December 31, 2000	42,383,344	(337,448)	192,663	42,238,559

Net income	2,106,424	65,147	—	2,171,571

Quarterly distributions	(5,862,204)	(69,366)	—	(5,931,570)

Special distributions	(4,543,209)	—	—	(4,543,209)

Change in unrealized gain on MBS	—	—	513,743	513,743

Balance at December 31, 2001	34,084,355	(341,667)	706,406	34,449,094

Net income	1,523,384	47,115	—	1,570,499

Quarterly distributions	(2,931,103)	(51,621)	—	(2,982,724)

Special distributions	(17,440,059)	—	—	(17,440,059)

Change in unrealized gain on MBS	—	—	(524,009)	(524,009)

Balance at December 31, 2002	$15,236,577	$(346,173)	$182,397	$15,072,801

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(In Liquidation as of December 31, 2002)

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Operating activities:
Net income	$1,570,499	$2,171,571	$2,770,378
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid fees and expenses	—	65,905	122,275
Premium amortization	—	22,153	—
Changes in assets and liabilities:
Decrease in interest receivable and other assets	125,451	54,467	102,695
Increase (decrease) in liabilities	26,634	(14)	(2,059)

Net cash provided by operating activities	1,722,584	2,314,082	2,993,289

Investing activities:
Principal collections on PIMs	3,101,005	119,842	8,682,792
Principal collections on MBS	16,005,175	5,848,823	1,117,892

Net cash provided by investing activities	19,106,180	5,968,665	9,800,684

Financing activities:
Quarterly distributions	(2,982,724)	(5,931,570)	(5,959,380)
Special distributions	(17,440,059)	(4,543,209)	(14,802,066)

Net cash used for financing activities	(20,422,783)	(10,474,779)	(20,761,446)

Net increase (decrease) in cash and equivalents	405,981	(2,192,032)	(7,967,473)

Cash and cash equivalents, beginning of year	933,678	3,125,710	11,093,183

Cash and cash equivalents, end of year	$1,339,659	$933,678	$3,125,710

Supplemental disclosure of non-cash investing activities:
Reclassification of investment in a PIM to MBS	$—	$14,320,749	$—

Non cash activities:
Increase (decrease) in fair value of MBS	$(524,009)	$513,743	$87,582

The accompanying notes are an integral
part of the financial statements

KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(In Liquidation as of December 31, 2002)

A.           Organization

Krupp Insured Plus-II Limited Partnership (the “Partnership”) was formed on October 29, 1986 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts.  The Partnership was organized for the purpose of investing in multi-family loans and mortgage backed securities.  The Partnership issued all of the General Partner Interests to Krupp Plus Corporation and Mortgage Services Partners Limited Partnership in exchange for capital contributions aggregating $3,000.  The Partnership terminates on December 31, 2026, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

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

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As a result of the payoff of the Denrich Apartments PIM, the Partnership is in the process of winding up its business, which it expects to complete in the first half of 2003. The Partnership will sell its remaining MBS and then make a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of December 31, 2002 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $2,500, which primarily relates to final tax preparation work including the issuance of final K-1 statements to the partners.

MBS

The Partnership, in accordance with Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), classifies its MBS portfolio as available-for-sale.  The Partnership classifies its MBS portfolio as available-for-sale as it intends to sell the remaining MBS portfolio in order to close out the Partnership.  As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners’ Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

The Partnership also holds a Federal Housing Administration (“FHA”) insured mortgage which is classified as MBS.  The Partnership holds this loan at amortized cost and does not establish loan loss reserves on this investment as it is fully insured by the FHA.

Cash and Cash Equivalents

The Partnership includes all short-term investments with maturities of three months or less at the date of acquisition in cash and cash equivalents.  The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

Income Taxes

The Partnership is not liable for federal or state income taxes because Partnership income is allocated to the partners for income tax purposes. If the Partnership’s tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income, such change will be reported to the partners.

Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period.  Key estimates include the unrealized gain on MBS investments and the estimate of liquidation expenses.  Actual results could differ from those estimates.

C.             PIMs

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

During May 2001, the Partnership received $30,769 from the borrowers of the Richmond Park PIM as a settlement to release the loan’s participation features.  The property was not generating sufficient cash flow to pay any participation from property operations nor did it have sufficient value to meet the threshold to pay any participation based on value if the property was sold or refinanced.  The borrowers asked for a release of the participation features while keeping the insured first mortgage in place until the property turned around.  The General Partners agreed to this request in return for the settlement because there was no expectation that the Partnership would be entitled to any participation proceeds based on the property’s physical condition.  Upon this settlement, the insured first mortgage loan on Richmond Park was reclassified from a PIM to a MBS as the only remaining portion of the investment was a GNMA MBS.  The Partnership also reclassified this investment as available-for-sale concurrent with the release of the participation feature.  The Partnership continued to receive the scheduled principal and interest payments on the first mortgage until it was paid in full (See Note D).

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

The Partnership’s PIMs consisted of the following at December 31, 2002 and 2001:

		Investment Basis at December 31,
	Original Face Amount
GNMA		2002	2001
Denrich Apartments Philadelphia, PA	$3,500,000	$—	$3,101,005

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2002 is as follows:

	2002	2001	2000

Balance at beginning of period	$3,101,005	$17,541,596	$26,224,388

Deductions during period:
Prepayments and principal collections	(3,101,005)	(119,842)	(8,682,792)
Reclass to MBS	—	(14,320,749)	—

Balance at end of period	$—	$3,101,005	$17,541,596

D.            MBS

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

At December 31, 2002, the Partnership’s MBS portfolio had an amortized cost of $2,112,265 and unrealized gains of $182,397.  At December 31, 2002, the Partnership’s FHA insured mortgage (Hampton Place) had an amortized cost of $11,387,316 which was  the same as its estimated fair value.  At December 31, 2001, the Partnership’s MBS portfolio had an amortized cost of $17,982,354 and unrealized gains of $706,406.  At December 31, 2001, the Partnership’s insured mortgage had an amortized cost of $11,522,402 and an unrealized gain of $363,763.  The portfolio has maturities ranging from 2008 to 2028.

Maturity Date	Fair Value	Unrealized Gain
2003 - 2007	$—	$—
2008 - 2012	776,955	80,584
2013 - 2028	12,905,023	101,813

Total	$13,681,978	$182,397

E.              Partners’ Equity

Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the “Limited Partners”) and 3% to the General Partners.

Upon the occurrence of a Capital Transaction, as defined in the Partnership Agreement, net cash proceeds will be distributed first, to the Limited Partners until they have received a return of their total Invested Capital, second, to the General Partners until they have received a return of their total Invested Capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 11% cumulative return on their Invested Capital that exists through fiscal years prior to the date of the Capital Transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all Capital Transactions and fifth, 96% to the Limited Partners and 4% to the General Partners.  Profits arising from a Capital Transaction will be allocated in the same manner as related cash distributions. Losses from a Capital Transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

Upon the occurrence of a Terminating Capital Transaction, as defined in the Partnership Agreement profits from the Terminating Capital Transaction shall be allocated first to the Limited Partners and General Partners to the extent of any then existing negative account balances or if in an amount insufficient to reduce those negative capital account balances to zero, then in proportion to any negative account balances, second, to the Limited Partners until their Capital Account is equal to their Invested Capital, third, to the General Partners until their Capital Account is equal to their Invested Capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have been allocated profits equal to the Cumulative Return on Invested Capital less the sum of all amounts of cash distributed to the Limited Partners from Distributable Cash Flow and from Capital Transaction Proceeds, fifth, to the General Partners until they have received profits whenever allocated pursuant to Section 8.1(b) Third and Fourth and Section 8.1(c) Fourth equals 4% of all amounts distributed of the Net Cash Proceeds of the Terminating Capital Transaction and all other Capital Transactions whenever occurring, and sixth, any remaining profits shall be allocated 96% to the Limited Partners and 4% to the General Partners.

Losses from a Terminating Capital Transaction shall be allocated to the Limited Partners and the General Partners to the extent of, and any excess in proportion to, the positive balances in their Capital Accounts.  The net cash proceeds of a Terminating Capital Transaction will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner’s capital accounts, second, to the Limited Partners until they have received a return of their total Invested Capital, third, to the General Partners until they have received a return of their total Invested Capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received to any deficiency in the 11% cumulative return on their Invested Capital that exists through fiscal years prior to the date of the Terminating Capital Transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

Upon the dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or the excess of 1.01% of the total Capital Contributions of the Limited Partners over the amount of capital previously contributed by the General Partners.

During 2002, 2001, and 2000 the Partnership made quarterly distributions totaling $.20, $.40 and $.40 per Limited Partner interest, respectively.  The Partnership made special distributions of $1.19, $.31 and $1.01 per Limited Partner interest in 2002, 2001 and 2000, respectively.

As of December 31, 2002, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

	Unitholders	Corporate Limited Partner	General Partners	Accumulated Comprehensive Income	Total

Capital contributions	$292,176,381	$2,000	$3,000	$—	$292,181,381

Syndication costs	(15,580,734)	—	—	—	(15,580,734)

Quarterly distributions	(252,681,622)	(1,760)	(5,950,549)	—	(258,633,931)

Special distributions	(189,787,582)	(1,295)	—	—	(189,788,877)

Net income	181,109,926	1,263	5,601,376	—	186,712,565

Unrealized gains on MBS	—	—	—	182,397	182,397

Balance at December 31, 2002	$15,236,369	$208	$(346,173)	$182,397	$15,072,801

F.              Related Party Transactions

Under the terms of the Partnership Agreement, the General Partners or their affiliates are entitled to an asset management fee for the management of the Partnership’s business, equal to .75% per annum of the value of the Partnership’s actual and committed mortgage assets, payable quarterly.   The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership’s total invested assets provided the Unitholders have received their specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners for management services shall not exceed 10% of Distributable Cash Flow over the life of the Partnership.  Additionally, the Partnership reimburses affiliates of the General Partners for certain costs incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.

G.             Federal Income Taxes

The reconciliation of the income reported in the accompanying financial statements with the income reported in the Partnership’s 2002 federal income tax return is as follows:

Net income per statement of income	$1,570,499

Less: Book to tax difference for amortization of prepaid fees and expenses	(889,700)

Net income for federal income tax purposes	$680,799

The allocation of the 2002 net income for federal income tax purposes is as follows:

Net Income

Unitholders	$660,370
Corporate Limited Partner	5
General Partners	20,424

$680,799

For the years ended December 31, 2002, 2001 and 2000 the average per unit net income to the Unitholders for federal income tax purposes was $.05, $.13 and $.15, respectively.

The basis of the Partnership’s assets for financial reporting purposes was greater than its tax basis by approximately $183,000 at December 31, 2002 and was less than its tax basis by approximately $183,000 at December 31, 2001.  The basis of the Partnership’s liabilities for financial reporting purposes were the same as its tax basis at December 31, 2002 and 2001, respectively.

H.            Fair Value Disclosures of Financial Instruments

The Partnership uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

MBS

The Partnership estimates the fair value of MBS based on quoted market prices while it estimates the fair value of the insured mortgage based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership’s investments in MBS had gross unrealized gains of approximately $182,000 and $1,070,000 at December 31, 2002 and 2001, respectively.

PIMs

As there was no active trading market for these investments, Management estimated the fair value of the PIMs using quoted market prices of MBS having a similar interest rate.  Management did not include any participation interest in the Partnership’s estimated fair value arising from the properties as Management did not believe it could predict the time of realization of the feature with any certainty.  Based on the estimated fair value determined using these methods and assumptions, the Partnership’s investments in PIMs had gross unrealized gains of approximately $146,000 at December 31, 2001.

At December 31, 2002 and 2001, the estimated fair values of the Partnership’s financial instruments were as follows (amounts rounded to nearest thousand):

	2002		2001
	Fair Value	Carrying Value	Fair Value	Carrying Value

Cash and cash equivalents	$1,340	$1,340	$934	$934

MBS and insured mortgages	13,682	13,682	30,575	30,211

PIMs	—	—	3,247	3,101

Total	$15,022	$15,022	$34,756	$34,246

I.                 Subsequent Event

The Partnership received a payoff of the Hampton Place insured mortgage on March 5, 2003 for $11,363,788.  The Partnership also received a prepayment premium of $113,638 from this payoff.  The Partnership anticipates payment of a special distribution of $.79 per Limited Partner interest from the proceeds received to be paid in the first half of 2003.