Form 10-Q
period 2003-03-31
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2003-05-13
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to__________

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

Yes |_| No |X|

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                                      ASSETS

                                                                                 March 31,        December 31,
                                                                                    2003              2002
                                                                               ------------       ------------
Mortgage-Backed Securities and insured
   mortgage ("MBS") (Notes 2 and 4)                                            $  1,971,998       $ 13,681,978
Cash and cash equivalents                                                        12,534,727          1,339,659
Interest receivable and other assets                                                 23,240             95,673
                                                                               ------------       ------------

   Total assets                                                                $ 14,529,965       $ 15,117,310
                                                                               ============       ============

                                         LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                    $     47,169       $     44,509
                                                                               ------------       ------------

Partners' equity (deficit) (Note 3):

Limited Partners
   (14,655,512 Limited Partner interests outstanding)                            14,673,372         15,236,577

General Partners                                                                   (351,774)          (346,173)

Accumulated comprehensive income                                                    161,198            182,397
                                                                               ------------       ------------

   Total Partners' equity                                                        14,482,796         15,072,801
                                                                               ------------       ------------

   Total net assets in liquidation                                             $ 14,529,965       $ 15,117,310
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

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                    (In Liquidation as of December 31, 2002)

                                                  For the Three Months
                                                      Ended March 31,
                                                -------------------------
                                                   2003            2002
                                                ---------       ---------

Revenues:
   Interest income - PIMs:
      Basic interest                            $      --       $  61,852
   Interest income - MBS                          299,201         583,569
   Other interest income                           28,655           5,675
                                                ---------       ---------

      Total revenues                              327,856         651,096
                                                ---------       ---------

Expenses:
   Asset management fee to an affiliate            17,411          59,589
   Expense reimbursements to affiliates            73,985          24,477
   General and administrative                      61,645          22,479
                                                ---------       ---------

      Total expenses                              153,041         106,545
                                                ---------       ---------

Net income                                        174,815         544,551

Other comprehensive income:

   Net change in unrealized gain on MBS           (21,199)        (21,140)
                                                ---------       ---------

Total comprehensive income                      $ 153,616       $ 523,411
                                                =========       =========

Allocation of net income (Note 3):

   Limited Partners                             $ 169,571       $ 528,214
                                                =========       =========

   Average net income per Limited Partner
      interest (14,655,512 Limited Partner
      interests outstanding)                    $     .01       $     .04
                                                =========       =========

   General Partners                             $   5,244       $  16,337
                                                =========       =========

                     The accompanying notes are an integral
                       part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                    (In Liquidation as of December 31, 2002)

                                                                     For the Three Months
                                                                         Ended March 31,
                                                                -------------------------------
                                                                    2003               2002
                                                                ------------       ------------
Operating activities:
  Net income                                                    $    174,815       $    544,551
  Prepayment premium                                                (113,638)                --
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Changes in assets and liabilities:
          Decrease in interest receivable and other assets            72,433              6,810
          Increase in liabilities                                      2,660              8,712
                                                                ------------       ------------

  Net cash provided by operating activities                          136,270            560,073
                                                                ------------       ------------

Investing activities:
  Principal collections on PIMs                                           --             12,619
  Principal collections on MBS including a prepayment
    premium of $113,638 in 2003                                   11,802,419            932,576
                                                                ------------       ------------
  Net cash provided by investing activities                       11,802,419            945,195
                                                                ------------       ------------

Financing activity:
  Quarterly distributions                                           (743,621)          (748,127)
                                                                ------------       ------------

Net increase in cash and cash equivalents                         11,195,068            757,141

Cash and cash equivalents, beginning of period                     1,339,659            933,678
                                                                ------------       ------------

Cash and cash equivalents, end of period                        $ 12,534,727       $  1,690,819
                                                                ============       ============

   Non cash activities:
     Decrease in unrealized gain on MBS                         $    (21,199)      $    (21,140)
                                                                ============       ============

                     The accompanying notes are an integral
                       part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                    (In Liquidation as of December 31, 2002)

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, Krupp Plus Corporation and Mortgage Services Partners Limited Partnership (collectively the "General Partners"), of Krupp Insured Plus-II Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 2002 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    MBS

      On March 5, 2003, the Partnership received a payoff of the Hampton Place insured mortgage for $11,363,788. The Partnership also received a prepayment premium of $113,638 from this payoff. On May 5, 2003, the Partnership paid a special distribution of $0.79 per Limited Partner interest from the proceeds received.

      At March 31, 2003, the Partnership's MBS portfolio had an amortized cost of approximately $1,810,800 and unrealized gains of approximately $161,000. The portfolio has maturities ranging from 2008 to 2023.

3.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended March 31, 2003 is as follows:

                                                                            Accumulated          Total
                                        Limited           General          Comprehensive       Partners'
                                        Partners          Partners            Income             Equity
                                      ------------      ------------       -------------      ------------
Balance at December 31, 2002          $ 15,236,577      $   (346,173)      $    182,397       $ 15,072,801

Net income                                 169,571             5,244                 --            174,815

Quarterly distributions                   (732,776)          (10,845)                --           (743,621)

Change in unrealized gain on MBS                --                --            (21,199)           (21,199)
                                      ------------      ------------       ------------       ------------

Balance at March 31, 2003             $ 14,673,372      $   (351,774)      $    161,198       $ 14,482,796
                                      ============      ============       ============       ============

4.    Subsequent Event

      On April 16, 2003, the Partnership sold $1,689,593 its remaining MBS portfolio for $1,850,788. The gain from the sale was approximately $161,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2002 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

On March 5, 2003, the Partnership received a payoff of the Hampton Place insured mortgage for $11,363,788. The Partnership also received a prepayment premium of $113,638 from this payoff. On May 5, 2003, the Partnership paid a special distribution of $0.79 per Limited Partner interest from the proceeds received.

At March 31, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $12.5 million as well as the cash flow provided by its investments in MBS and interest earned on the Partnership's cash and cash equivalents. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations during its liquidation.

On April 16, 2003, the Partnership sold its remaining MBS portfolio for $1,856,266. The gain from the sale was approximately $161,000.

The Partnership is in the process of winding up its business and expects to make a Terminating Capital Transaction distribution, as defined in the Partnership Agreement, to the partners in the second quarter of 2003. Upon the occurrence of a Terminating Capital Transaction, the Partnership Agreement provides that profits from the Terminating Capital Transaction shall be allocated first to the Limited Partners and General Partners to the extent of any then existing negative account balances (or if the amount would be insufficient to reduce those negative capital account balances to zero, then in proportion to any negative account balances). The Advisor has estimated that the profits from the Terminating Capital Transaction will be approximately $200,000. As of December 31, 2002, the General Partners had deficit account balances of approximately $490,000 and the Limited Partners had positive account balances of approximately $15,380,000. Therefore, all estimated profits from the Terminating Capital Transaction will be allocated, for tax purposes, to the General Partners to reduce their negative capital accounts. Amounts available for distribution from the Terminating Capital Transaction, however, will be distributed to the Limited Partners. Upon the dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the remaining deficit balance in their capital accounts. The General Partners have estimated that the deficit balance will be approximately $290,000, which, after satisfaction of any other obligations of the Partnership, will also be distributed to the Limited Partners.

Critical Accounting Policy

The Partnership's critical accounting policy relates to the Partnership's estimates included in its liquidation basis accounting statements. The Partnership's policy is as follows:

The Partnership is in the process of winding up its business, which it expects to complete in the second quarter of 2003. In connection therewith, the Partnership has changed its basis of accounting as of December 31, 2002 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $2,500, which primarily relates to final tax preparation work including the issuance of final schedule K-1 statements to the partners. This amount has been included in the Partnership's liabilities at March 31, 2003.

Results of Operations

Net income decreased in the first quarter of 2003 as compared to the first quarter of 2002 primarily due to decreases in MBS interest income and basic interest on PIMs. This decrease was also due to increases in expense reimbursements to affiliates and general and administrative expenses. MBS interest decreased primarily due to the payoff of the Richmond Park Apartments MBS in June 2002 and single-family MBS principal collections. Basic interest on PIMs decreased due to the payoff of the Denrich Apartments PIM in May 2002. Expense reimbursements to affiliates and general and administrative expenses increased for the period ended March 31, 2003 primarily due to a change in the estimated cost of services provided to the Partnership in 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in MBS are guaranteed and/or insured by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At March 31, 2003 the Partnership includes in cash and cash equivalents approximately $12.3 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

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

                               Krupp Insured Plus-II Limited Partnership
                                              (Registrant)


                               BY:/ s / Alan Reese
                                  ---------------------------------------------
                                  Alan Reese
                                  Treasurer and Chief Accounting Officer of
                                  Krupp Plus Corporation, a General Partner.

Date: April 28, 2003

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

Date: April 28, 2003

                                                  /s/ Douglas Krupp
                                              ----------------------------
                                                    Douglas Krupp
                                               Principal Executive Officer

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

Date: April 28, 2003

                                                   /s/ Alan Reese
                                            ---------------------------------
                                                       Alan Reese
                                                Chief Accounting Officer