Form 10-Q
period 2003-06-30
KRUPP INSURED PLUS II LTD PARTNERSHIP
filed 2003-08-14
CIK 805297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________


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

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                     STATEMENT OF NET ASSETS IN LIQUIDATION


                                     ASSETS
                                                              June 30,       December 31,
                                                                2003             2002
                                                            ------------     ------------
Mortgage-Backed Securities and insured
   mortgage ("MBS") (Note 2)                                $       --       $ 13,681,978
Cash and cash equivalents (Note 4)                             2,891,096        1,339,659
Interest receivable and other assets                               3,796           95,673
                                                            ------------     ------------
   Total assets                                             $  2,894,892     $ 15,117,310
                                                            ============     ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                 $     73,386     $     44,509
                                                            ------------     ------------
Partners' equity (deficit) (Note 3):

Limited Partners
   (14,655,512 Limited Partner interests outstanding)          3,170,304       15,236,577

General Partners                                                (348,798)        (346,173)

Accumulated comprehensive income                                    --            182,397
                                                            ------------     ------------
   Total Partners' equity                                      2,821,506       15,072,801
                                                            ------------     ------------
    Total net assets in liquidation                         $  2,894,892     $ 15,117,310
                                                            ============     ============


                     The accompanying notes are an integral
                        part of the financial statements.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                    (In Liquidation as of December 31, 2002)

                                                 For the Three Months              For the Six Months
                                                     Ended June 30,                  Ended June 30,
                                              ---------------------------     ---------------------------
                                                  2003            2002            2003            2002
                                              -----------     -----------     -----------     -----------
Revenues:
    Interest income - PIMs:
      Basic interest                          $      --       $   121,186     $      --       $   183,038
    Interest income - MBS                           6,205         454,391         305,406       1,037,960
    Gain on sale of MBS                           160,340            --           160,340            --
    Other interest income                          25,500          23,925          54,155          29,600
                                              -----------     -----------     -----------     -----------
      Total revenues                              192,045         599,502         519,901       1,250,598
                                              -----------     -----------     -----------     -----------
Expenses:
    Asset management fee to an affiliate             --            46,328          17,411         105,917
    Expense reimbursements to affiliates           36,687          33,918         110,672          58,395
    General and administrative                     78,871          73,783         140,516          96,262
                                              -----------     -----------     -----------     -----------
      Total expenses                              115,558         154,029         268,599         260,574
                                              -----------     -----------     -----------     -----------
Net income                                         76,487         445,473         251,302         990,024

Other comprehensive income (loss):

    Net change in unrealized gain on MBS         (161,198)       (497,260)       (182,397)       (518,400)
                                              -----------     -----------     -----------     -----------
Total comprehensive income (loss)             $   (84,711)    $   (51,787)    $    68,905     $   471,624
                                              ===========     ===========     ===========     ===========
Allocation of net income (Note 3):

    Limited Partners                          $    74,192     $   432,109     $   243,763     $   960,323
                                              ===========     ===========     ===========     ===========
    Average net income per Limited Partner
      interest (14,655,512 Limited Partner
      interests outstanding)                  $       .01     $       .03     $       .02     $       .07
                                              ===========     ===========     ===========     ===========

    General Partners                          $     2,295     $    13,364     $     7,539     $    29,701
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

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                    (In Liquidation as of December 31, 2002)

                                                                  For the Six Months
                                                                     Ended June 30,
                                                            -----------------------------
                                                                 2003             2002
                                                            ------------     ------------
Operating activities:
  Net income                                                $    251,302     $    990,024
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Prepayment premium                                         (113,638)            --
     Gain on sale of MBS                                        (160,340)            --
     Changes in assets and liabilities:
        Decrease in interest receivable and other assets          91,877          108,612
        Increase in liabilities                                   28,877           66,980
                                                            ------------     ------------
     Net cash provided by operating activities                    98,078        1,165,616
                                                            ------------     ------------
Investing activities:
     Principal collections on PIMs                                  --          3,101,005
     Principal collections on MBS including a prepayment
      premium of $113,638 in 2003                             11,922,771       15,379,247
     Proceeds from sale of MBS                                 1,850,788             --
                                                            ------------     ------------
     Net cash provided by investing activities                13,773,559       18,480,252
                                                            ------------     ------------
Financing activities:
     Quarterly distributions                                    (742,940)      (1,497,239)
     Special distributions                                   (11,577,260)      (3,224,212)
                                                            ------------     ------------
     Net cash used for financing activities                  (12,320,200)      (4,721,451)
                                                            ------------     ------------
Net increase in cash and cash equivalents                      1,551,437       14,924,417

Cash and cash equivalents, beginning of period                 1,339,659          933,678
                                                            ------------     ------------
Cash and cash equivalents, end of period                    $  2,891,096     $ 15,858,095
                                                            ============     ============
Non cash activities:
     Decrease in unrealized gain on MBS                     $   (182,397)    $   (518,400)
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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

      The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    MBS

      On March 5, 2003, the Partnership received a payoff of the Hampton Place insured mortgage for $11,363,788. The Partnership also received a prepayment premium of $113,638 from this payoff. On May 5, 2003, the Partnership paid a special distribution of $0.79 per Limited Partner interest from the proceeds received.

      On April 16, 2003, the Partnership sold its remaining MBS portfolio for $1,856,266, including accrued interest of $5,478. The gain realized from the sale was $160,340.

3.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 2003 is as follows:

                                                                      Accumulated          Total
                                       Limited          General      Comprehensive       Partners'
                                      Partners         Partners          Income           Equity
                                    ------------     ------------     ------------     ------------
Balance at December 31, 2002        $ 15,236,577     $   (346,173)    $    182,397     $ 15,072,801

Net income                               243,763            7,539             --            251,302

Quarterly distribution                  (732,776)         (10,164)            --           (742,940)

Special distribution                 (11,577,260)            --               --        (11,577,260)

Change in unrealized gain on MBS            --               --           (182,397)        (182,397)
                                    ------------     ------------     ------------     ------------

Balance at June 30, 2003            $  3,170,304     $   (348,798)    $       --       $  2,821,506
                                    ============     ============     ============     ============

                                    Continued

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                    (In Liquidation as of December 31, 2002)

4.    Subsequent Event

      The Partnership completed the process of winding up its business during the third quarter of 2003. Upon the occurrence of a Terminating Capital Transaction, as defined in the Partnership Agreement, the Partnership Agreement provides that profits, which were approximately $251,000, shall be allocated first to the Limited Partners and General Partners to the extent of any then existing negative account balances (or if the amounts would be insufficient to reduce those negative capital account balances to zero, then in proportion to any negative account balances). As of December 31, 2002, the General Partners had deficit account balances of approximately $490,000 and the Limited Partners had positive account balances of approximately $15,380,000. Therefore, all profits from the Terminating Capital Transaction were allocated, for tax purposes, to the General Partners to reduce their negative capital accounts. Subsequent to this allocation, the General Partners had a remaining deficit balance in their capital accounts of $248,513. This amount was contributed to the Partnership by the General Partners on July 21, 2003, and was included with other amounts available for distribution from the Terminating Capital Transaction and was distributed to the Limited Partners on July 29, 2003 in a final liquidating distribution of approximately $0.21 per Limited Partner interest.

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

On April 16, 2003, the Partnership sold its remaining MBS portfolio for $1,856,266, including accrued interest of $5,478. The realized gain from the sale was $160,340.

At June 30, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $2.9 million as well as interest earned on the Partnership's cash and cash equivalents. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations during its liquidation.

The Partnership completed the process of winding up its business during the third quarter of 2003. Upon the occurrence of a Terminating Capital Transaction, as defined in the Partnership Agreement, the Partnership Agreement provides that profits, which were approximately $251,000, shall be allocated first to the Limited Partners and General Partners to the extent of any then existing negative account balances (or if the amounts would be insufficient to reduce those negative capital account balances to zero, then in proportion to any negative account balances). As of December 31, 2002, the General Partners had deficit account balances of approximately $490,000 and the Limited Partners had positive account balances of approximately $15,380,000. Therefore, all profits from the Terminating Capital Transaction were allocated, for tax purposes, to the General Partners to reduce their negative capital accounts. Subsequent to this allocation, the General Partners had a remaining deficit balance in their capital accounts of $248,513. This amount was contributed to the Partnership by the General Partners on July 21, 2003, and was included with other amounts available for distribution from the Terminating Capital Transaction and was distributed to the Limited Partners on July 29, 2003 in a final liquidating distribution of approximately $0.21 per Limited Partner interest.

Critical Accounting Policy

The Partnership's critical accounting policy relates to the Partnership's estimates included in its liquidation basis accounting statements. The Partnership's policy is as follows:

The Partnership is in the process of winding up its business, which will be completed in the third quarter of 2003. In connection therewith, the Partnership has changed its basis of accounting as of December 31, 2002 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $2,500, which primarily relates to final tax preparation work including the issuance of final schedule K-1 statements to the partners. This amount has been included in the Partnership's liabilities at June 30, 2003.

Results of Operations

Net income decreased in the three months ended June 30, 2003 as compared to June 30, 2002 primarily due to decreases in MBS interest income and basic interest on PIMs. This decrease was partially offset by a decrease in asset management fees. MBS interest decreased primarily due to the payoffs of the Richmond Park Apartments MBS in June 2002 and the Hampton Place MBS in March 2003. MBS interest income also decreased due to the sale of the remaining MBS portfolio in April 2003. Basic interest on PIMs decreased due to the payoff of the Denrich Apartments PIM in May 2002. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs and the sale of the remaining MBS portfolio.

Net income decreased in the six months ended June 30, 2003 as compared to June 30, 2002 primarily due to decreases in MBS interest income and basic interest on PIMs. This decrease was also due to an increase in expense reimbursements to affiliates and was partially offset by a decrease in asset management fees. MBS interest income decreased primarily due to the payoffs of the Richmond Park Apartments MBS in June 2002 and the Hampton Place MBS in March 2003. MBS interest income also decreased due to the sale of the remaining MBS portfolio in April 2003. Basic interest on PIMs decreased due to the payoff of the Denrich Apartments PIM in May 2002. Expense reimbursements to affiliates increased primarily due to a change in the estimated cost of services provided to the Partnership in 2002. Asset management fees decreased due to the decrease in the Partnership's investments as a result of principal collections and payoffs and the sale of the remaining MBS portfolio.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

At June 30, 2003 the Partnership includes in cash and cash equivalents approximately $2.9 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Senior Vice President and Chief Accounting Officer of Krupp Plus Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                    KRUPP INSURED PLUS-II LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other information
         None

Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

                 (31.1) Senior Vice President Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 (31.2) Chief Accounting Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 (32.1) Senior Vice President Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (32.2) Chief Accounting Officer Certification pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                             Krupp Insured Plus-II Limited Partnership
                             -----------------------------------------
                                          (Registrant)



                             BY: /s/ Alan Reese
                                 ------------------
                                 Alan Reese
                                 Treasurer and Chief Accounting Officer of Krupp Plus Corporation, a General Partner.


Date: August  6, 2003